Form 10QSB
period 2000-03-31
NORTHBOROUGH HOLDINGS INC
filed 2000-07-18
CIK 1109484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10 QSB


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March  31, 2000

            Commission file Number                   000-30007


                            NORTHBOROUGH HOLDINGS, INC.

             (Exact Name of Registrant as Specified in its Charter)


                                     COLORADO
                 (State or Other Jurisdiction of Incorporation)



                000-30007                              05-0508624
         (Commission  File  Number)      (I.R.S. Employer Identification Number)



      17 WEST CHEYENNE MOUNTAIN BLVD.
        Colorado Springs, Colorado                       80906
(Address of Principal Executive Offices)               (Zip Code)



                                 (401) 453-6870
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.001 par value - 1,200,000 shares as of March 31, 2000.

                           FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY NORTHBOROUGH HOLDINGS, INC. (THE "COMPANY") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS
OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING
STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS
FORM 10QSB AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         FINANCIAL STATEMENTS AND EXHIBITS


(a) The following financial statements of the Company are filed as part of this registration statement:

                          NORTHBOROUGH HOLDINGS, INC.

                                BALANCE SHEET
                               March 31, 2000

                                   ASSETS

Current Assets
    Checking/Savings                    $111,364.74

TotalCurent Assets                      $111,364.74

Fixed Assets                            $169,857.33

Other Assets                            $617,548.21


          TOTAL ASSETS                            $898,770.28


                               LIABILITIES & EQUITY

Liabilities
     Current Liabilities                          0
       Other Current Liabilities
          Accrued Accounts payable      $ 15,000.00
          Accrued State Tax                  250.00
          BankBoston Line of Credit      387,000.00
          Security Deposit                 2,650.00

       Total Other Current Liabilities  $404,900.00

      Total Current Liabilities         $538,105.00

     Long Term Liabilities              $133,205.00

  Total Liabilities                     $538,105.00

  Equity
     Member Contributions               (190,545.50)
     Retained Earnings                   248,502.83
     Net Income                          302,707.95
  Total Equity                           360,770.28

            Total Liabilities and Equity          $898,770.28

                       NORTHBOROUGH HOLDINGS, INC.
                              PROFIT & LOSS

                             March 31, 2000
Ordinary Income/Expense
     Income                             $315,695.92

   Total Income                         $315,695.92

     Expense
         Advertisement                  $     71.05
         Bank Service Charges                121.26
         Filing Fees                         500.00
         Insurance                         1,707.56
         Interest Expense
             Loan Interest                 4,389.63
             Mortgage                      2,943.52

         Total Interest Expense         $  7,333.15

         Postage and Delivery                 34.25

         Professional Fees
             Legal Fees                    1,916.00

         Total Professional Fees           1,916.00

      Taxes
          Property                      $  2,143.56

      Total Taxes                       $  2,143.56

     Total Expense                      $ 13,826.83

  Net Ordinary Income                   $301,869.09

  Other Income/Expense
     Other Income
        Interest Income                 $    838.86

     Total Other Income                 $    838.86

  Net Other Income                      $    838.86

            NET INCOME                            $302,707.95

                       NORTHBOROUGH HOLDINGS, INC.


                  Index to Combined Financial Statements


                       December 31, 1999 and 1998



                                                     Page


Independent Auditors' Report                                    1

Combined Balance Sheets                                         2

Combined Statements of Operations                               3

Combined Statements of Changes in Members' Equity               4

Combined Statements of Cash Flows                               5

Notes to Combined Financial Statements                          6

                      INDEPENDENT AUDITORS' REPORT



To the Owners
Northborough Holdings, Inc.
Providence, Rhode Island


We have audited the accompanying combined balance sheets of Northborough Holdings, Inc. (as defined in Note 1A) as of December 31, 1999 and 1998, and the related combined statements of operations, changes in members' equity, and cash flows for the years then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Northborough Holdings, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Rooney Plotkin & Willey LLP

________________________________
ROONEY, PLOTKIN & WILLEY, LLP


February 4, 2000

                       NORTHBOROUGH HOLDINGS, INC.


                        Combined Balance Sheets


                       December 31, 1999 and 1998



                                                          1999           1998


                               ASSETS



Assets:
 Cash                                                 $    5,910   $  4,881
 Notes Receivable (Note 2)                               108,994     53,634
 Mortgage Loans and Other Receivable, Net (Note 3)       436,778    384,570
 Real Estate Under Operating Lease, Net (Notes 4 and 8)  164,857    170,853
 Other Assets                                            105,000    100,417


Total Assets                                          $  821,539   $714,355



                     LIABILITIES AND MEMBERS' EQUITY


Liabilities:
 Note Payable, Bank (Note 6)                          $   37,000   $230,000
 Accrued Distributions                                   240,000          -
 Accrued Expenses                                         15,250        250
 Long-Term Debt (Note 7)                                 136,682          -
 Security Deposit                                          2,650      2,650
        Total Liabilities                                431,582    232,900



Members' Equity                                          389,957    481,455


Total Liabilities and Members' Equity                 $  821,539   $714,355

                       NORTHBOROUGH HOLDINGS, INC.


                    Combined Statements of Operations


                  Years Ended December 31, 1999 and 1998



                                                           1999        1998



Operating Revenues:
 Interest Income                                      $  150,492     $77,944
 Fee Income                                               31,327       4,500
 Gain on Disposition of Mortgage Loans                    70,950      97,797
        Total Operating Revenues                         252,769     180,241


General and Administrative Expenses                       31,286      19,871


Income from Operations                                   221,483     160,370


Other Income (Expense):
 Rental Income, Net (Note 8)                              24,474      34,045
 Gain on Sale of Property                                      -      35,349
 Interest Income                                           4,529       8,020
 Interest Expense on Note Payable, Bank                   (1,984)     (2,253)
        Total Other Income                                27,019      75,161


Net Income                                            $  248,502    $235,531

                       NORTHBOROUGH HOLDINGS, INC.


             Combined Statements of Changes in Members' Equity


                  Years Ended December 31, 1999 and 1998


                                                           1999          1998


Members' Equity, Beginning of Year                    $  481,455     $527,924


    Net Income                                           248,502      235,531


    Distributions to Members                            (340,000)    (282,000)


Members' Equity, End of Year                          $  389,957     $481,455

                       NORTHBOROUGH HOLDINGS, INC.


                    Combined Statements of Cash Flows


                  Years Ended December 31, 1999 and 1998


                                                            1999         1998
Operating Activities:
 Net Income                                           $  248,502     $235,531
  Adjustments to Reconcile  Net  Income
   to Net Cash Provided by Operating
Activities:
   Depreciation                                            5,996        3,516
   Gain on Sale of Property                                    -      (35,349)
   Gain on Disposition of Mortgage Loans                 (70,950)     (97,797)
  Change In:
   Accrued Expenses                                       15,000          250
   Total Adjustments                                     (49,954)    (129,380)
Net Cash Provided by Operating Activities                198,548      106,151


Investing Activities:
 Purchases of Land and Building Improvements                   -      (51,864)
 Notes Receivable                                        (70,000)           -
 Repayments on Notes Receivable                           14,640       82,366
 Purchases of Mortgage Loans and Other Receivable       (221,200)    (382,209)
 Repayments Collected on Mortgage Loans                   23,992            -
 Proceeds on Disposition of Mortgage Loans               215,950      190,437
 Other                                                    (4,583)     103,076
Net Cash Used in Investing Activities                    (41,201)     (58,194)


Financing Activities:
 Proceeds from Issuance of Long-Term Debt                139,000            -
 Net Borrowings (Repayments) on Note Payable, Bank      (193,000)     230,000
 Principal Payments on Long-Term Debt                     (2,318)           -
 Distributions to Members                               (100,000)    (282,000)
Net Cash Used in Financing Activities                   (156,318)     (52,000)


Increase (Decrease) in Cash                                1,029       (4,043)
Cash, Beginning of Year                                    4,881        8,924


Cash, End of Year                                     $    5,910     $  4,881


Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Year for Interest               $    3,999     $  2,253


Supplemental Disclosures of Non-Cash Investing and Financing Activities:
During 1999 the Company declared $240,000 of member distributions which were paid in January 2000. During 1998 the Company originated notes receivable of $136,000 in connection with the sale of property.

                       NORTHBOROUGH HOLDINGS, INC.


                  Notes to Combined Financial Statements


                       December 31, 1999 and 1998



1.     Summary of Operations and Significant Accounting Policies:

A.     Organization and Principles of Combination:

Northborough Holdings, Inc. is composed of the following entities affiliated through common ownership:

Northborough Holdings, Inc. (NHI), a Colorado corporation
Northborough Realty Holdings, LLC (NRH), a Rhode Island limited liability company

NHI was organized on November 24, 1999 to become the holding company for NRH. As of December 31, 1999 there was no activity in the NHI entity. There were no business transactions in the NHI entity for the year ended December 31, 1999. NRH (the Company) is a privately held limited liability company organized under Rhode Island law. The Company was organized on May 29, 1996 and terminates no later than May 29, 2046. The Company is principally engaged in the acquisition and subsequent sale of distressed financial assets, primarily commercial mortgage loans acquired from financial institutions and other entities at a discount. The Company manages these assets by collecting payments based on the original terms or renegotiated terms, or by foreclosure and liquidation of the collateral. The Company also originates mortgage loans, performs collections activity for a fee and operates a rental property acquired in a foreclosure transaction.


B.     Notes Receivable:


Notes receivable represent mortgage financing originated by the Company. Notes receivable are recorded at the aggregate lower of cost or market and are collateralized by commercial property, personal guarantees, and other business assets. Management believes that the value of such collateral is in excess of the notes receivable as of December 31, 1999 and 1998 and therefore, no allowance has been provided.


C.     Mortgage Loans and Other Receivable, Net:


Mortgage loans and other receivable represent notes and other financial assets acquired at a discount and are recorded at cost. All mortgage loans and the other receivable are collateralized by commercial property. Management believes that the value of such collateral is in excess of cost as of December 31, 1999 and 1998 and therefore, no allowance has been provided.

1.     Summary of Operations and Significant Accounting Policies:
(Continued)


D.     Real Estate Under Operating Lease:


Real estate acquired through foreclosure is recorded at the fair value of the property at the time of the foreclosure auction. The property acquired is primarily used as an income-producing asset. Capitalizable improvements to real property are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.


E.     Revenue Recognition:


Discount amortization revenue is recognized to the extent payments received are earned and is included in operating revenues as interest income. Gain or loss on the disposition of these financially distressed assets is calculated based on gross proceeds from the sale of the asset or collateral, less the expenses related to the sale or foreclosure, less the book value of the asset.


F.     Income Taxes:


NRH, by unanimous consent of its members, has elected to be treated as a partnership for income tax purposes and as such is not taxed. Under subchapter K of the Internal Revenue Code each member is taxed separately on their distributive share of the Company's income whether or not that income is actually distributed.


G.     Use of Estimates:


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

2.     Notes Receivable:


Notes receivable originated by the Company consist of the following:

                                                                       1999      1998
 10.00% note receivable of $56,000 due in monthly principal
 and interest installments of $467 from July 1, 1998 to
 May 1, 2001.  The note is due in full on June 1, 2001.
 Secured by real estate, personal guarantee and other business
 assets.                                                               $ 46,994  $  53,634

 Note receivable of $50,000 due in monthly principal
 installments of $1,000 for August and September 1999,
 $2,000 for October 1999 to January 2000, and $5,000
 for February and March 2000, plus accrued interest.
 The remaining principal and interest on the note is due
 in full on April 1, 2000.  The interest rate is adjustable
 to 2.75% over prime and at December 31, 1999 was
 11.25%.  Secured by real estate and other business
 assets.                                                                 44,000          -

 14.00% note receivable of $20,000 due in monthly principal
 installments of $1,000 from November 1, 1999 through
 June 1, 2001, plus interest.  Secured by real estate, other
 business assets, and a personal guarantee.                              18,000          -

           Total Notes Receivable                                    $  108,994     53,634

Notes receivable mature as follows:

     Year ending December 31,
          2000                  $   57,005
          2001                      51,989
                                $  108,994


3.     Mortgage Loans and Other Receivable, Net:


Mortgage loans and other receivable acquired at a discount consist of the following:


                                                      1999          1998


   Original Principal Amount                     $ 972,394     $ 818,777
   Unamortized Discount                           (535,616)     (434,207)
     Mortgage Loans and Other Receivable, Net    $ 436,778     $ 384,570


Original loans consist of the following at December 31, 1999:

                                                Principal    Unamortized
                                                   Amount       Discount


   8.30% mortgage loan, due 2008                 $ 437,400     $ 266,083
   10.50% mortgage loan, due 1989                  242,404       187,404
   8.00% mortgage loan, due 1996                    99,585         9,485
   9.05% mortgage loan, due 1998                    68,735           635
   10.50% mortgage loan, due 2012                   40,231        28,559
   11.50% mortgage loan, due 1999                   32,700        24,700
   10.50% mortgage loan, due 2002                   21,254         8,665
   Other non-interest bearing secured receivable,
    due 1995                                        30,085        10,085
             Totals                              $ 972,394     $ 535,616


Original loans consist of the following at December 31, 1998:

                                                 Unamortized  Principal Discount
                                                 Amount       (Premium)


   8.30% mortgage loan, due 2008                 $ 440,596     $ 268,026
   11.00% mortgage loan, due 1994                  234,447       129,447
   10.50% mortgage loan, due 2012                   44,892        29,892
   9.75% mortgage loan, due 2002                    38,277         6,276
   8.00% mortgage loan, due 2002                    30,480        (9,519)
   Other non-interest bearing secured
    receivable, due 1995                            30,085        10,085
              Totals                             $ 818,777     $ 434,207



    The discounts are based on imputed interest rates ranging from 8.00% to 11.50%.

4.     Real Estate Under Operating Lease, Net:


    Real estate under operating lease consists of the following:


                                                      1999          1998


        Land and Improvements                   $   60,075    $   60,075
        Building and Improvements                  114,500       114,500
        Accumulated Depreciation                    (9,718)       (3,722)
         Real Estate Under Operating Lease, Net $  164,857    $  170,853


The Company is a lessor of the above real estate. See Note 8.


5.     Other Assets:


Other assets consist of the following:


                                                      1999          1998


        Certificate of Deposit                  $  100,000    $  100,417
        Other Deposit                                5,000             -
         Other Assets                           $  105,000    $  100,417


At December 31, 1999 and 1998 $100,000 of the certificate of deposit was pledged to the line of credit. See Note 6.


6.     Note Payable, Bank:


The Company has a $400,000 demand line of credit agreement with a local bank. Interest at the lender's base rate is payable monthly. The interest rate was 8.50% and 7.75% at December 31, 1999 and 1998, respectively. The line of credit is secured by a pledge of a certificate of deposit of $100,000, limited guarantee of the members of the Company, and a security interest in all business assets. See Note 5.

7.     Long-Term Debt:


Long-term debt consists of an 8.59% mortgage note payable to a local bank. The mortgage is due in monthly principal installments of $1,159 plus interest. A final installment of principal and interest is due September 30, 2004. The mortgage includes certain covenant provisions including, but not limited to, maintenance of the property, insurance coverage and the maintenance of an operating cash flow to debt service ratio. Interest expense on all debt was $3,999 and $2,253 at December 31, 1999 and 1998, respectively. The mortgage note payable matures as follows:


    Year ending December 31,
             2000                   $   13,908
             2001                       13,908
             2002                       13,908
             2003                       13,908
             2004                       81,050
                                     $ 136,682


8.     Rental Income:


The Company leases its land, building and improvements under an operating lease. The initial five-year term of the lease expires December 31, 2002. The lease is renewable, at the lessee's option, for one additional five-year term. The base monthly rent was $2,850 and $2,650 for 1999 and 1998, respectively, and it increases $200 per year during the initial lease term. Rental income for the years ended December 31, 1999 and 1998 was $42,723 and $37,714, respectively and is presented net of depreciation, property taxes, mortgage interest, and repair and maintenance charges. The initial lease term includes a provision for additional rent based on the cost of land improvements incurred by the Company. See Note 4.


Future minimum rental receipts under this operating lease are as follows:


    Year ending December 31,
             2000                    $   44,254
             2001                        46,654
             2002                        49,054
                                      $ 139,962

9.     Subsequent Events:


    A.     Northborough Realty Holdings, LLC:


        Subsequent to year end December 31, 1999, the Company borrowed $340,000 on its line of credit, made purchases of mortgage loans totaling $110,000 and made member distributions of $240,000.


    B.     Northborough Holdings, Inc.:


On December 28, 1999 NHI entered into an agreement with NRH to acquire all of the membership interests of NRH for common stock of NHI in a tax-free exchange. The transaction is expected to close in the first quarter of 2000. NHI, a C-corporation, will be subject to federal and state corporate income taxes on the income of NRH.



NORTHBOROUGH REALTY HOLDINGS, LLC
FORECASTED FINANCIAL STATEMENTS
UNDER THE HYPOTHETICAL ASSUMPTIONS
IN NOTE 1                                   ACTUAL HISTORICAL RESULTS
BALANCE SHEETS
                                            1997      1998      1999
ASSETS
CURRENT ASSETS:
  CASH                                     8,924     4,881     5,910
  INVESTMENTS AND MARKETABLE SECURITIES  206,355   100,417   105,000
  LOAN PORTFOLIO                         151,001   438,204   545,772
   TOTAL CURRENT ASSETS                  366,280   543,502   656,682
FIXED ASSETS:
  LAND                                    33,473    26,000    26,000
  BUILDINGS AND IMPROVEMENTS             133,890   148,575   148,575
   TOTAL FIXED ASSETS                    167,363   174,575   174,575
  LESS ACCUMULATED DEPRECIATION              293     3,722     9,718
   NET FIXED ASSETS                      167,070   170,853   164,857
OTHER ASSETS:
  INTANGIBLES
  LESS ACCUMULATED AMORTIZATION
   TOTAL OTHER ASSETS
   TOTAL ASSETS                          533,350   714,355   821,539


LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE
  NOTES PAYABLE-CURRENT                                   0   27,336
  NOTES PAYABLE-LINE                                230,000   37,000
  OTHER CURRENT LIABILITIES                5,000      2,650  257,650
  INCOME TAXES                               426        250      250
   TOTAL CURRENT LIABILITIES               5,426    232,900  322,236
OTHER LIABILITIES:
  NOTE PAYABLE                                 0          0  136,682
  LESS CURRENT PORTION                         0          0   27,336
   TOTAL OTHER LIABILITIES                     0          0  109,346
STOCKHOLDERS'/ OWNERS' EQUITY:
  COMMON STOCK/CAPITAL                   300,000    300,000  300,000
  PREFERRED STOCK
  RETAINED EARNINGS/ACCUMULATED CAPITAL  227,924    181,455   89,957
  CURRENT PERIOD P&L                           0          0        0
   TOTAL STOCKHOLDERS' EQUITY            527,924    481,455  389,957
   TOTAL LIABILITIES & STOCKHOLDERS'
    EQUITY                               533,350    714,355  821,539


SEE SUMMARY OF SIGNIFICANT ASSUMPTIONS AND ACCOUNTING POLICIES AND ACCOUNTANTS' REPORT

NORTHBOROUGH REALTY HOLDINGS, LLC
PROJECTED FINANCIAL STATEMENTS UNDER
THE HYPOTHETICAL ASSUMPTIONS IN NOTE 1
ACTUAL HISTORICAL RESULTS STATEMENTS
OF RETAINED EARNINGS/CAPITAL

                                               1997      1998      1999
RETAINED EARNINGS/
ACCUMULATED CAPITAL-BEGINNING                 2,066   227,924   181,455


NET EARNINGS                                736,858   235,531   248,502


LESS DISTRIBUTIONS                         (511,000) (282,000) (340,000)


RETAINED EARNINGS/
ACCUMULATED CAPITAL-ENDING                  227,924   181,455    89,957



SEE SUMMARY OF SIGNIFICANT ASSUMPTIONS
AND ACCOUNTING POLICIES AND
ACCOUNTANTS' REPORT

                        NORTHBOROUGH REALTY HOLDINGS, LLC
                         FORECASTED FINANCIAL STATEMENTS
                   UNDER THE HYPOTHETICAL ASSUMPTIONS IN NOTE 1
                             ACTUAL HISTORICAL RESULTS
                             STATEMENTS OF NET INCOME

                                                1997      1998      1999
REVENUES:
  RENTAL INCOME                                3,788    37,714    42,724
  DEBT COLLECTION FEE INCOME                             4,500    31,327
  INTEREST AND MARKET DISCOUNT INCOME        600,116   175,741   221,442
  GAIN ON SALES                              259,492    35,349
  INVESTMENT INTEREST INCOME                   5,855     8,020     4,529
   TOTAL INCOME                              869,251   261,324   300,022


GENERAL & ADMINISTRATIVE EXPENSES:
  SALARIES & WAGES
  OFFICERS SALARIES
  PAYROLL TAXES
  HEALTH INSURANCE BENEFITS
  RENT
  UTILITIES
  INSURANCE                                   8,060     2,338      1,388
  OFFICE SUPPLIES & EXPENSE                   4,443       645        877
  OFFICE EQUIPMENT
  POSTAGE                                                 177        363
  TELEPHONE & INTERNET
  ACCOUNTING & AUDIT                          3,450     4,050     18,625
  LEGAL                                      39,181         0      6,954
  OTHER PROFESSIONAL FEES                    23,973     5,000      1,263
  TRAVEL & ENTERTAINMENT                     30,104     3,979      1,507
  AMORTIZATION
  RENTAL EXPENSES                             8,679        18     12,253
  DEPRECIATION                                  214     3,651      5,996
  TAXES                                         250       926        250
  INTEREST EXPENSE                           12,860     2,253      1,984
  MISCELLANEOUS                               1,179     2,756         60
   TOTAL GENERAL & ADMINISTRATIVE EXPENSES  132,393    25,793     51,520
INCOME BEFORE TAXES                         736,858   235,531    248,502


   PROVISION FOR INCOME TAXES                     0         0          0
NET INCOME                                  736,858   235,531    248,502


CUMULATIVE NET INCOME


SEE SUMMARY OF SIGNIFICANT ASSUMPTIONS
AND ACCOUNTING POLICIES AND
ACCOUNTANTS' REPORT

                         NORTHBOROUGH REALTY HOLDINGS, LLC
                          FORECASTED FINANCIAL STATEMENTS
                    UNDER THE HYPOTHETICAL ASSUMPTIONS IN NOTE 1
                             ACTUAL HISTORICAL RESULTS
                              STATEMENTS OF CASH FLOW

                                           1997      1998      1999
OPERATING ACTIVITIES
  NET INCOME                            736,858   235,531    248,502
  ADD:
   DEPRECIATION                             214     3,651      5,996
   AMORTIZATION                               0         0          0
                                        737,072   239,182    254,498
   ADJUSTMENTS:
   ACCOUNTS PAYABLE
   ACCRUED EXPENSES                       6,443    (2,526)    15,000
   ACCRUED INCOME TAXES                       0         0          0
     TOTAL FROM OPERATIONS              743,515   236,656    269,498


INVESTING ACTIVITIES:
  ACQUISITION OF FIXED ASSETS           (167,363)   (7,212)        0
  INVESTMENT IN LOAN PORTFOLIO-NET       148,999  (287,202) (107,568)
  INVESTMENTS AND MARKETABLE SECURITIES (206,355)  105,938    (4,583)
  OTHER                                        0      (223)        0
   TOTAL FROM INVESTING ACTIVITIES      (224,719) (188,699) (112,151)


FINANCING ACTIVITIES:
  PROCEEDS FROM BORROWINGS:
   NOTE PAYABLE                                              139,000
   LINE                                            230,000
  REPAYMENT OF DEBT:
   NOTE PAYABLE                                               (2,318)
   LINE                                                     (193,000)
  DIVIDENDS  DISTRIBUTIONS PAID         (511,000  (282,000) (100,000)
  ISSUANCE OF PREFERRED STOCK                  0         0         0
     TOTAL FROM FINANCING ACTIVITIES    (511,000)  (52,000) (156,318)
INCREASE(DECREASE) IN CASH                 7,796    (4,043)    1,029


CASH BEGINNING OF YEAR                     1,128     8,924     4,881
CASH END OF YEAR                           8,924     4,881     5,910


CASH PAID FOR:
  INTEREST                                12,860     2,253     3,999
  TAXES                                      250       926       250


SEE SUMMARY OF SIGNIFICANT ASSUMPTIONS
AND ACCOUNTING POLICIES AND
ACCOUNTANTS' REPORT

NORTHBOROUGH REALTY HOLDINGS, LLC
FORECASTED FINANCIAL STATEMENTS
UNDER THE HYPOTHETICAL ASSUMPTIONS IN NOTE 1

                                                           YEAR       YEAR         YEAR
BALANCE      SHEETS                                         ONE        TWO        THREE
                                          BEGINNING       TOTAL      TOTAL        TOTAL
ASSETS
CURRENT ASSETS:
    CASH                                      5,910     368,830    691,981        271,019
  INVESTMENTS  AND  MARKETABLE  SECURITIES  105,000     529,272    191,055        200,830
    LOAN  PORTFOLIO                         545,772   2,322,492  3,395,955      5,015,529
     TOTAL  CURRENT  ASSETS                 656,682   3,220,593  4,278,991      5,487,378
FIXED ASSETS:
   LAND                                      26,000      26,000     26,000         26,000
   BUILDINGS  AND  IMPROVEMENTS             148,575   1,148,575  1,148,575      1,148,575
     TOTAL  FIXED  ASSETS                   174,575   1,174,575  1,174,575      1,174,575
   LESS  ACCUMULATED  DEPRECIATION            9,718      27,192     56,270         85,348
     NET  FIXED  ASSETS                     164,857   1,147,383  1,118,305      1,089,227
OTHER ASSETS:
    INTANGIBLES                                   0      50,000     50,000         50,000
   LESS  ACCUMULATED  AMORTIZATION                0       9,167     19,167         29,167
     TOTAL  OTHER  ASSETS                         0      40,833     30,833         20,833
      TOTAL  ASSETS                         821,539   4,408,809  5,428,129      6,597,438
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   ACCOUNTS   PAYABLE                             0      10,000     15,000         20,000
   NOTES  PAYABLE-CURRENT                    27,336      27,336     27,336         27,336
   NOTES  PAYABLE-LINE                       37,000           0          0              0
   OTHER  CURRENT  LIABILITIES              257,650     257,650    257,650        257,650
    INCOME  TAXES                               250     282,277    424,316        315,191
     TOTAL  CURRENT  LIABILITIES            322,236     577,263    724,302        620,177
OTHER LIABILITIES:
   NOTE   PAYABLE                           136,682     109,346     82,009         54,673
   LESS  CURRENT  PORTION                    27,336      27,336     27,336         27,336
     TOTAL  OTHER  LIABILITIES              109,346      82,010     54,673         27,337
STOCKHOLDERS'/ OWNERS'  EQUITY:
   COMMON   STOCK/CAPITAL                   300,000      300,000   300,000        300,000
    PREFERRED  STOCK                                   3,000,000 3,000,000      3,000,000
   RETAINED  EARNINGS/ACCUMULATED  CAPITAL   89,957       89,957   449,537      1,349,155
   CURRENT  PERIOD  P&L                           0      359,580   899,618      1,300,770
     TOTAL  STOCKHOLDERS'  EQUITY           389,957    3,749,537 4,649,155      5,949,925
     TOTAL  LIABILITIES  &
        STOCKHOLDERS'EQUITY                 821,539    4,408,809 5,428,129      6,597,438

SEE SUMMARY OF SIGNIFICANT ASSUMPTIONS
AND ACCOUNTING POLICIES AND
ACCOUNTANTS' REPORT



NORTHBOROUGH REALTY HOLDINGS, LLC
FORECASTED FINANCIAL STATEMENTS               YEAR       YEAR       YEAR
UNDER THE HYPOTHETICAL ASSUMPTIONS IN NOTE 1  ONE        TWO        THREE
STATEMENTS OF NET INCOME
                                              TOTAL      TOTAL      TOTAL
REVENUES:
  RENTAL INCOME                               92,000     180,000    216,000
  DEBT COLLECTION FEE INCOME                  18,000      18,000     18,000
  INTEREST AND MARKET DISCOUNT INCOME        165,095     358,388    514,238
  GAIN ON SALES                              736,640   1,738,268  2,490,213
  INVESTMENT INTEREST INCOME                  74,272      11,783      9,775
   TOTAL INCOME                            1,086,007   2,306,440  3,248,226


GENERAL & ADMINISTRATIVE EXPENSES:
  SALARIES & WAGES                            45,000     112,500    180,000
  OFFICERS SALARIES                          144,000     174,000    204,000
  PAYROLL TAXES                               18,900      28,650     38,400
  HEALTH INSURANCE BENEFITS                   45,600      57,300     69,000
  RENT                                        36,000      50,400     64,800
  UTILITIES                                    2,400       4,200      6,000
  INSURANCE                                    2,400       6,000      9,600
  OFFICE SUPPLIES & EXPENSE                    9,600      16,800     24,000
  OFFICE EQUIPMENT                            10,000      20,000     10,000
  POSTAGE                                      2,400       6,000      9,600
  TELEPHONE & INTERNET                         4,800      12,000     19,200
  ACCOUNTING & AUDIT                          12,000      18,000     24,000
  LEGAL                                       45,000     105,000    165,000
  OTHER PROFESSIONAL FEES                      6,000       6,000      6,000
  TRAVEL & ENTERTAINMENT                       6,000      12,000     18,000
  AMORTIZATION                                 9,167      10,000     10,000
  RENTAL EXPENSES                             15,000      19,200     24,000
  DEPRECIATION                                17,474      29,078     29,078
  TAXES                                            0           0          0
  INTEREST EXPENSE                            10,359       8,052      5,744
  MISCELLANEOUS                                1,800       4,800      9,000
   TOTAL GENERAL & ADMINISTRATIVE EXPENSES   443,900     699,980    925,422
INCOME BEFORE TAXES                          642,107   1,606,460  2,322,804


   PROVISION FOR INCOME TAXES                282,527     706,843  1,022,034
NET INCOME                                   359,580     899,618  1,300,770


CUMULATIVE NET INCOME


SEE SUMMARY OF SIGNIFICANT ASSUMPTIONS
AND ACCOUNTING POLICIES AND
ACCOUNTANTS' REPORT


NORTHBOROUGH REALTY HOLDINGS, LLC
FORECASTED FINANCIAL STATEMENTS                YEAR       YEAR       YEAR
UNDER THE HYPOTHETICAL ASSUMPTIONS IN NOTE 1   ONE        TWO        THREE
STATEMENTS OF CASH FLOW
                                               TOTAL      TOTAL      TOTAL
OPERATING ACTIVITIES
  NET INCOME                                  359,580    899,618    1,300,770
  ADD:
   DEPRECIATION                                17,474     29,078       29,078
   AMORTIZATION                                 9,167     10,000       10,000
                                              386,221    938,696    1,339,848
   ADJUSTMENTS:
   ACCOUNTS PAYABLE                            10,000      5,000        5,000
   ACCRUED EXPENSES                                 0          0            0
   ACCRUED INCOME TAXES                       282,027    142,039     (109,125)
     TOTAL FROM OPERATIONS                    678,248  1,085,734    1,235,723


INVESTING ACTIVITIES:
  ACQUISITION OF FIXED ASSETS              (1,000,000)         0            0
  INVESTMENT IN LOAN PORTFOLIO-NET
                                           (1,776,720)(1,073,463)  (1,619,574)
  INVESTMENTS AND MARKETABLE SECURITIES      (424,272)   338,217       (9,775)
  OTHER                                       (50,000)         0            0
   TOTAL FROM INVESTING ACTIVITIES         (3,250,992)  (735,247)  (1,629,349)


FINANCING ACTIVITIES:
  PROCEEDS FROM BORROWINGS:
   NOTE PAYABLE                                     0          0            0
   LINE                                             0          0            0
  REPAYMENT OF DEBT:
   NOTE PAYABLE                               (27,336)   (27,336)     (27,336)
   LINE                                       (37,000)         0            0
  DIVIDENDS  DISTRIBUTIONS PAID                     0          0            0
  ISSUANCE OF PREFERRED STOCK                       0          0            0
     TOTAL FROM FINANCING ACTIVITIES        2,935,664    (27,336)     (27,336)
INCREASE(DECREASE) IN CASH                    362,920    323,151     (420,962)


CASH BEGINNING OF YEAR                          5,910    368,830      691,981
CASH END OF YEAR                              368,830    691,981      271,019


CASH PAID FOR:
  INTEREST                                     10,359      8,052        5,744
  TAXES                                           500    564,804    1,131,158


SEE SUMMARY OF SIGNIFICANT ASSUMPTIONS
AND ACCOUNTING POLICIES AND
ACCOUNTANTS' REPORT




NORTHBOROUGH REALTY HOLDINGS, LLC
FORECASTED FINANCIAL STATEMENTS               YEAR       YEAR         YEAR
UNDER THE HYPOTHETICAL ASSUMPTIONS IN NOTE 1  ONE        TWO          THREE
SUPPLEMENTAL SCHEDULES
                                              TOTAL      TOTAL        TOTAL
LOAN PORTFOLIO:
BALANCE BEGINNING                             545,772    2,322,492    3,395,955


PURCHASES-FROM CAPITAL INVESTMENT           1,650,000      350,000            0
PURCHASES-REINVESTMENT                      1,600,000    4,200,000    6,600,000


LIQUIDATIONS
                                           (1,473,280)  (3,476,537)  (4,980,426)


BALANCES ENDING                             2,322,492    3,395,955    5,015,529


INCOME EARNED:
  ON OUTSTANDING BALANCE                      165,095      358,388      514,238
  ON LIQUIDATION                              736,640    1,738,268    2,490,213


INVESTMENTS
BALANCE BEGINNING                             105,000      529,272      191,055


ADDITIONS                                   3,000,000            0            0


REDUCTIONS:
   TO LONG-TERM INVESTMENTS                (1,000,000)           0            0
   TO LOAN PORTFOLIO                       (1,650,000)    (350,000)           0


INCOME                                         74,272       11,783        9,775


BALANCE ENDING                                529,272      191,055      200,830


INCOME                                         76,477       10,374        9,815



INCOME TAX LIABILITIES:
BALANCE BEGINNING                                 250      282,277      424,316


ACCRUED TAX LIABILITY                         282,527      706,843    1,022,034


ESTIMATED PAYMENT                                (500)    (564,804)  (1,131,158)


BALANCE ENDING                                282,277      424,316      315,191


ACCOUNTS PAYABLE
BALANCE BEGINNING                                   0       10,000       15,000


INCREASE (DECREASE)                            10,000        5,000        5,000


BALANCE ENDING                                 10,000       15,000       20,000


SEE SUMMARY OF SIGNIFICANT ASSUMPTIONS
AND ACCOUNTING POLICIES AND
ACCOUNTANTS' REPORT



NORTHBOROUGH REALTY HOLDINGS, LLC
FORECASTED FINANCIAL STATEMENTS               YEAR       YEAR       YEAR
UNDER THE HYPOTHETICAL ASSUMPTIONS IN NOTE 1  ONE        TWO        THREE
SUPPLEMENTAL SCHEDULES
                                              TOTAL      TOTAL      TOTAL


NOTES PAYABLE



LINE
BALANCE BEGINNING                           37,000          0           0


PROCEEDS                                         0          0           0


REPAYMENTS                                 (37,000)         0           0
BALANCE ENDING                                   0          0           0


INTEREST          9.50%                          0          0           0



NOTE PAYABLE-TERM
BALANCE BEGINNING                           136,682   109,346      82,009


PROCEEDS                                          0         0           0


REPAYMENTS          60                      (27,336)  (27,336)    (27,336)
BALANCE ENDING                              109,346    82,009      54,673
INTEREST          8.50%                      10,359     8,036       5,712


TOTAL INTEREST                               10,359     8,036       5,712


SEE SUMMARY OF SIGNIFICANT
ASSUMPTIONS AND ACCOUNTING POLICIES
AND ACCOUNTANTS' REPORT


    Northborough Realty Holdings, LLC


    Notes to Forecasted Financial Statements


    January 1, 2000


1.     Nature of Forecasted Financial Statements


The accompanying forecasted financial statements of Northborough Realty
Holdings, LLC presents information, to the best of managements' knowledge and belief on the financial condition and results of operations for the forecast period. Accordingly, the forecast reflects its judgment as of January 1, 2000, the date of the forecast, of the expected conditions and its expected course of action. The assumptions disclosed herein are those that management believes are significant to the forecast. There will usually be differences between forecasted and actual results, because events and circumstances frequently do not occur as expected and those differences may be material.


2. Organization:


Northborough Realty Holdings, LLC (the  Company), started operations in
1996. The Company acquires distressed financial assets from financial institutions at discounts. It manages these assets either by collecting the debts, renegotiating terms, selling or liquidating the assets. The Company has historically operated as a Limited Liability Company (LLC) and the members have paid the entity income taxes.


3.     Forecasted Capital Contribution - $3,000,000:


The accompanying forecasted financial statements anticipate a preferred minority investment of $3,000,000. It is forecasted that the corporate structure will be changed and the entity will assume the obligations to pay income taxes at corporate rates. The preferred minority investment is classified as preferred stock. No preferred dividend has been included in these forecasts.


4.     Other Significant Forecasted Assumptions:


A.     Investments and Marketable Securities:


Idle cash is assumed to be invested in short term marketable securities that will earn a 5% return recorded as investment interest income.


B.     Loan Portfolio:


It is anticipated that it will take at least 15 months  to fully invest the forecasted capital contribution into working assets. The  loan portfolio is expected to liquidate  10% of its portfolio per month and realize  a  50%
margin on liquidation of assets.  The loan portfolio is anticipated to earn ongoing a 12% return on book value during its holding period.


    Northborough Realty Holdings, LLC


    Notes to Forecasted Financial Statements


    January 1, 2000



4.     Other Significant Forecasted Assumptions: (Continued)


C.     Fixed Assets:


In some cases the Company has foreclosed on real estate properties and held the assets as long term investments. It is anticipated that $1,000,000 of the capital contribution described in Note 2 would be invested in fixed assets producing rental income. These assets are depreciated over a 40 year life.


D.     Income Taxes:


As described in Note 2 it is anticipated that the Company will change its tax status and incur the liability for income taxes that have historically been paid at the member level. A 44% Federal and State income tax rate has been assumed.


E.     Stockholders Equity:


As stated above the Company has historically operated as a limited liability company. The Company was originally capitalized with $300,000 from the members. Through 1999, the Company will have retained $252,000 of accumulated capital which has been treated the same as retained earnings for purposes of these forecasts. The actual accounting treatment may vary depending on the corporate structure elected for the new entity.


F.     New Loan Offices:


It is forecasted that the Company will open four new loan offices over the three year forecasted period. Each satellite office will incur the following increased annual costs plus a one time equipment cost of $10,000.


Salaries and Wages               $45,000
Payroll Taxes                      4,500
Fringe Benefits                    7,800
Rent                               9,600
Office Supplies                    7,200
Telephone and Utilities            6,000
Insurance                          2,400
Travel and Entertainment           3,000
                                 $85,500



    Northborough Realty Holdings, LLC


    Notes to Forecasted Financial Statements


    January 1, 2000



5.     Spreadsheet Rounding Errors:


The accompanying forecasted financial statements use spreadsheet calculations that may result in small rounding errors on column totals.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

    1.    PLAN OF OPERATION FOR THE NEXT 12 MONTHS


     The plan of operation for the next twelve months is to engage in those activities described in Item 1 under the BUSINESS OF COMPANY section. The corporate policy regarding these activities will be formed through a generation of ideas and direction from a Board of Directors. The day-to-day operations and decisions will be delegated to a senior management team directed by a chief executive officer with counsel and implementation from experienced officers. The four primary officers of the Company who will be responsible for the day-to-day implementation of the corporate policy and direction will be James R. Simmons, Scott B. Adams, Richard Nadeau, Jr. and Kevin Gillis. All four were founding members of Realty. Realty has been in the business of acquiring defaulted loan obligations from financial institutions and collecting said obligations through negotiation or foreclosure on the collateral securing the loan. Its emphasis has been on purchasing individual assets from New England banks.
These assets are generally smaller loans ($150,000 to $300,000) which are ripe for immediate restructure or conversion to foreclosure or refinance.

The Company's success will largely be driven by the proven experience of its management who have already demonstrated the viability of the Company's business plan through the experiences of Realty. The collective practical experience of this group in the areas of business the Company will engage in is important in the operations of the Company. Each brings a specific set of skills and knowledge that include commercial banking, loan workout, real estate, environmental liability and law. These individuals have already developed the necessary contacts and demonstrated their abilities with major financial institutions such that they are now called on a regular basis to acquire individual or bulk sale assets. The principals are critical as there is truly a "barrier of entry" into the Asset acquisition business which has already been bridged by this group. Further, management has developed a system of performing due diligence on these assets and a proven formula for successful bidding. Realty has earned over $1.4 million net profit on an original capital investment of $300,000 in its three and one-half (3.5) years of operation, having experienced average rates of return on equity of over fifty percent (50%). Realty has also identified and acquired medium and long-term "performing"assets at significant discounts which provide ongoing cash flow. These asset are typically loans which had historic payment defaults, but which Realty has resurrected by restructuring the payment provisions or convincing the borrower to reinstate to avoid lose of the collateral.



    2. NEED FOR ADDITIONAL FINANCING


     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. However, given its current operations and extended business plan, the Company has sufficient cash flow and line of credit availability to continue to execute the business plan of the Company.
However, the proposed rate of growth and financial projections assume raising $3,000,000 through the issuance and sale of convertible preferred equity in the Company. If such capital is not raised through such an offering, the Company's growth proportions may not be met. Nonetheless, Realty would still have sufficient cash flow and debit availability to continue along its historical operational history.


    3. NEW ACCOUNTING PRONOUNCEMENTS


     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") issued by the FASB, is effective for financial statements for fiscal years beginning after December 15, 1995. The standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, certain identifiable intangible assets, and goodwill, should be recognized and how impairment losses should be measured.


     The Company does not expect adoption to have a material effect on its financial position or results of operations.


     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") issued by the FASB, is effective for specific transactions entered into after December 15, 1995. The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The
Company does not expect adoption to have a material effect on its financial position or results of operations.


CAUTIONARY STATEMENT


This Registration Statement on Form 10SB contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private
Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions; domestic and foreign government spending, budgetary and trade policies; Asset performance, successful development of new business lines, and competition as well as other risks and uncertainties, including but not limited to those described above in the discussion under RISK FACTORS, and those detailed from time to time in the filings of the Company with the Securities and Exchange Commission.



                          PART II  OTHER INFORMATION


ITEM 1.  Legal Proceedings

          Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.


ITEM 2.  Changes in Securities

          None


ITEM 3.  Defaults Upon Senior Securities

          None


ITEM 4.  Submission of Matters to a Vote of Security Holders

          None


ITEM 5.  Other Information

          None


ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits

             Exhibit 27. Financial Data Schedule

         b.  Reports on Form 8 K

             None



INDEX TO EXHIBITS



EXHIBIT      NO      DESCRIPTION



#            3.1    Articles  of Incorporation  of  the  Registrant,  as
                    amended;

#            3.2    Bylaws of the Registrant;

#            4.1    Instruments Defining Rights of Security Holders/Minutes of
                    Annual/Special Meetings of the Registrant;

#            10.1   Issuance of Restricted Shares from Authorized Shares;

#            23.1   Consent of Nadeau & Simmons, P.C.;

x            27     Financial Data Schedule

x            99.1   Safe Harbor Compliance Statement

_______________________
x     Filed herewith.

#     Incorporated  by reference from the Registrant's Registration
      Statement filed on Form 10-SB on or about April 14, 2000.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           NORTHBOROUGH HOLDINGS, INC.

                                           /s/ Nadeau & Simmons, P.C.

DATE: July 17, 2000                        By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent

