Form 10QSB
period 2000-06-30
NORTHBOROUGH HOLDINGS INC
filed 2000-08-14
CIK 1109484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10 QSB


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           June 30, 2000

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

Common Stock, $.001 par value - 1,200,000 shares as of June 30, 2000.

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

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         FINANCIAL STATEMENTS AND EXHIBITS


(a) The following financial statements of the Company are filed as part of this registration statement:

                          NORTHBOROUGH HOLDINGS, INC.

                                BALANCE SHEET
                                June 30, 2000

                                   ASSETS

Current Assets
    Checking/Savings                    $328,813.81

TotalCurent Assets                      $328,813.81

Fixed Assets                            $164,857.33

Other Assets                            $339,183.30


          TOTAL ASSETS                            $832,854.44


                               LIABILITIES & EQUITY

Liabilities
     Current Liabilities                          0
       Other Current Liabilities
          Accrued Accounts payable      $         0
          Accrued State Tax                  250.00
          BankBoston Line of Credit      280,000.00
          Security Deposit                 2,650.00

       Total Other Current Liabilities  $282,900.00

      Total Current Liabilities         $282,900.00

     Long Term Liabilities              $129,728.00

  Total Liabilities                     $412,628.00

  Equity
     Member Contributions               (190,545.50)
     Retained Earnings                   248,502.83
     Net Income                          362,269.11
  Total Equity                           420,226.44

            Total Liabilities and Equity          $832,854.44

                       NORTHBOROUGH HOLDINGS, INC.
                              PROFIT & LOSS

                              June 30, 2000
Ordinary Income/Expense
     Income                             $404,085.98

   Total Income                         $404,085.98

     Expense
         Advertisement                  $    324.80
         Bank Service Charges                271.26
         Filing Fees                         500.00
         Insurance                         7,737.80
         Interest Expense
             Loan Interest                12,485.18
             Mortgage                      5,842.23

         Total Interest Expense         $ 18,327.41

         Postage and Delivery                100.25

         Professional Fees
             Legal Fees                    5,848.48

         Total Professional Fees          11,523.48

      Taxes
          Property                      $  4,634.74

      Total Taxes                       $  4,634.74

      Travel & Entertainment                 329.92

     Total Expense                      $ 43,749.66

  Net Ordinary Income                   $360,336.32

  Other Income/Expense
     Other Income
        Interest Income                 $  2,432.79

     Total Other Income                 $  2,432.79

     Other Expense
        Other Expense                   $    500.00

     Total Other Expense                     500.00

  Net Other Income                      $  1,932.79

            NET INCOME                            $362,269.11

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

    1.    PLAN OF OPERATION FOR THE NEXT 6 MONTHS


     The plan of operation for the next six months is to engage in those activities described in Item 1 under the BUSINESS OF COMPANY section. The corporate policy regarding these activities will be formed through a generation of ideas and direction from a Board of Directors. The day-to-day operations and decisions will be delegated to a senior management team directed by a chief executive officer with counsel and implementation from experienced officers. The four primary officers of the Company who will be responsible for the day-to-day implementation of the corporate policy and direction will be James R. Simmons, Scott B. Adams, Richard Nadeau, Jr. and Kevin Gillis. All four were founding members of Realty. Realty has been in the business of acquiring defaulted loan obligations from financial institutions and collecting said obligations through negotiation or foreclosure on the collateral securing the loan. Its emphasis has been on purchasing individual assets from New England banks.
These assets are generally smaller loans ($150,000 to $300,000) which are ripe for immediate restructure or conversion to foreclosure or refinance.

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


CAUTIONARY STATEMENT


This Quarterly Statement on Form 10QSB contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private
Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions; domestic and foreign government spending, budgetary and trade policies; Asset performance, successful development of new business lines, and competition as well as other risks and uncertainties, including but not limited to those described above in the discussion under RISK FACTORS, and those detailed from time to time in the filings of the Company with the Securities and Exchange Commission.



                          PART II  OTHER INFORMATION


ITEM 1.  Legal Proceedings

          Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings that are not incidental to Registrant and/or its affiliates' business. No material proceedings known to be contemplated by governmental authorities.


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


                                           NORTHBOROUGH HOLDINGS, INC.

                                           /s/ Nadeau & Simmons, P.C.

DATE: August 14, 2000                      By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent

