Form 10QSB
period 2000-09-30
NORTHBOROUGH HOLDINGS INC
filed 2000-11-14
CIK 1109484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10 QSB


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 2000

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

Common Stock, $.001 par value - 1,200,000 shares as of September 30, 2000.

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

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         FINANCIAL STATEMENTS AND EXHIBITS


(a) The following financial statements of the Company are filed as part of this registration statement:

                          NORTHBOROUGH HOLDINGS, INC.

                                BALANCE SHEET
                              September 30, 2000

                                   ASSETS

Current Assets
    Checking/Savings                    $109,324.10

Total Curent Assets                     $109,324.10

Fixed Assets                            $164,857.33

Other Assets                            $457,599.70


          TOTAL ASSETS                            $731,781.13


                               LIABILITIES & EQUITY

Liabilities
     Current Liabilities                        .00
       Other Current Liabilities
          Accrued State Tax                  250.00
          BankBoston Line of Credit      170,000.00
          Security Deposit                 2,650.00

       Total Other Current Liabilities  $172,900.00

      Total Current Liabilities         $172,900.00

     Long Term Liabilities              $126,259.58

  Total Liabilities                     $299,159.58

  Equity
     Member Contributions               (190,545.50)
     Retained Earnings                   248,502.83
     Net Income                          374,664.22
  Total Equity                           432,621.55

            Total Liabilities and Equity          $731,781.13

                       NORTHBOROUGH HOLDINGS, INC.
                              PROFIT & LOSS

                              September 30, 2000
Ordinary Income/Expense
     Income                             $438,171.79

   Total Income                         $438,171.79

     Expense
         Advertisement                  $    324.80
         Bank Service Charges                271.26
         Filing Fees                       1,100.00
         Insurance                        13,768.04
         Interest Expense
             Loan Interest                15,973.79
             Mortgage                      8,672.90

         Total Interest Expense         $ 24,646.69

         Postage and Delivery                100.25

         Professional Fees
             Accounting                   11,325.00
             Appraisal                       750.00
             Legal Fees                    7,403.35

         Total Professional Fees          19,478.35

      Taxes
          Property                      $  6,239.44

      Total Taxes                       $  6,239.44

      Travel & Entertainment                 835.65

     Total Expense                      $ 66,764.48

  Net Ordinary Income                   $371,407.31

  Other Income/Expense
     Other Income
        Interest Income                 $  3,756.91

     Total Other Income                 $  3,756.91

     Other Expense
        Other Expense                   $    500.00

     Total Other Expense                     500.00

  Net Other Income                      $  3,256.91

            NET INCOME                            $374,664.22

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


                                           NORTHBOROUGH HOLDINGS, INC.

                                           /s/ Nadeau & Simmons, P.C.

DATE: November 14, 2000                    By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent

