Form 10-K
period 2000-12-31
NORTHBOROUGH HOLDINGS INC
filed 2001-04-02
CIK 1109484

FORM 10-KSB

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

     DECEMBER 31, 2000

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     [NO FEE REQUIRED] for the transition period from



                      Commission file number: 000-30007


                          NORTHBOROUGH HOLDINGS, INC
                (Name of small business issuer in its charter)


        COLORADO                   000-30007                050508624

     ---------------         ---------------------     -------------------
       (State  of            (Commission  File No.)     (IRS Employer ID No.)
     Incorporation)


                            1250 Turks Head Building
                              Providence, RI 02903
                                  401-272-5800

               --------------------------------------------------
                    (Address of Principal Executive Offices)


                             NADEAU & SIMMONS, P.C.
                            1250 TURKS HEAD BUILDING
                             PROVIDENCE, RI  02903
                                  401-272-5800
               --------------------------------------------------
                     (Name and Address of agent for service)

Securities registered pursuant to Section 12(b) of the Securities
Exchange Act:

Title of each class               Name of each exchange
                                  on which registered

Not Applicable                    NONE

Securities registered pursuant to section 12(g) of the Securities
Exchange Act:

COMMON STOCK,
NO PAR VALUE PER SHARE            NASD


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

         [ ]


As of December 31, 2000, 1,200,000 shares of the issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:


The following documents are following by reference into the annual report:

a)-1. The Company's Form 10-QSB, filed July 18, 2000 for the quarter ending March 31, 2000;

      The Company's Form 10-QSB, filed August 14, 2000 for the quarter ending June 30, 2000;

      The Company's Form 10-QSB, filed November 14, 2000 for the quarter ending September 30, 2000;

all other reports filed pursuant to section 13(a) or 15(d) since the end of the period covered by the above reports.


(a)-2. All documents filed by the Company pursuant to Section 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the date hereof and prior to the filing of a post-effective amendment which indicates that all securities offered hereby have been sold or which de-registers all securities covered hereby then remaining unsold shall be deemed to be incorporated by reference herein and to be a part hereof from the date of filing of such documents, except as to any portion of any future
Annual or Quarterly Report to Stockholders which is deemed to be modified or superseded for purposes of this Registration Statement to the extent that such statement is replaced or modified by a statement contained in a subsequently dated document incorporated by reference or contained in this Registration Statement.


(a)-3 The description of the Company's common stock which is contained in the Form 10SB12G, Registration Statement filed under Section 12 of the Securities Exchange Act of 1934, including any amendments or reports filed for the purpose of updating such description.


Transitional Small Business Disclosure Format:  Yes [ ]     No [X]

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS


- ----------------------------------------------------------------------------
                        IMPORTANT FACTORS RELATED TO
               FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
- ----------------------------------------------------------------------------

The statements contained in this registration statement that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on this date, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors that may be listed from time to time in the Company's reports on Form 10-QSB, 10-KSB and registration statements filed under the Securities Act.

Forward-looking statements encompass the following:

- -  expectation that the Company can secure additional capital;

- - continued expansion of the Company's operations through joint ventures and acquisitions;

- - success of existing and new marketing initiatives undertaken by the Company; and

- - success in controlling the cost of services provided and general administrative expenses as a percentage of revenues.

The forward-looking statements included in this document are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that:

- -  the Company would continue to expand;

- - capital will be available to fund the Company's growth at a reasonable cost;

- - competitive conditions within the industry would not change materially or adversely;

- -  demand for the Company's product would remain strong;

- - there would be no material adverse change in the Company's operations or business; and

- - changes in laws and regulations or court decisions will not adversely or significantly alter the operations of the Company.

Assumptions relating to the above statements involve judgments with respect to future economic, competitive, regulatory and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate.

In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


                           BUSINESS DESCRIPTION

Northborough Holdings, Inc. ("Northborough" or the "Company"), through its wholly owned subsidiary Northborough Realty Holdings, LLC, is seeking to expand its operations and take advantage of what it sees as a burgeoning opportunity in the non-performing loan and distressed asset market. After four (4) years of operation, we have established and shown the expertise necessary to remain consistently profitable and obtain above market rates of return on equity invested in non-performing commercial and residential loans. Since its inception four and one-half(4 1/2) years ago, the Company has essentially been run on a part time basis by its officers. However, the Company sees significant opportunities to with the slowing economy causing loan defaults on the rise.

The looming credit problems facing the banks is resulting in increased inventory of non-performing loan obligations. With the extensive experience of its officers, established both through the operations of the Company and their individual work experiences, we seek to become a leader in the acquisition of non-performing and sub-performing loan obligations. By increasing its available capital, solidifying the Company's infrastructure by investments in technology and personnel as demand justifies, the Company believes it is poised to take advantage of the coming market. Given the dramatic increase in inventory and the financial institutions' willingness to quickly rid themselves of this non performing obligations and improve their balance sheets, the Company sees the coming twenty-four (24) month period as perhaps the best time for its business since the early to mid 1990's.

History

Background and Company Strategy

Northborough, is a holding company formed to engage directly in financial services and to own all of the membership interests of Northborough Realty
Holdings,  LLC, a Rhode Island limited liability company ("NRH").   NRH  focuses
primarily on the acquisition, management and/or liquidation of non-performing loan portfolios ("Asset Portfolios"), individual non-performing and under-performing loans ("Assets") and distressed real estate, securities and other properties for its own account and to manage for third party investors. NRH began operations on May 29, 1996 and the officers of have extensive experience in the areas of banking, real estate, law and acquisition and management of commercial loans and loan portfolios. Further details with regard to their experience is set forth in the section below-entitled "Management."

The Company is seeking, identifying and developing business lines which will produce above average, risk adjusted returns. Northborough is engaged in due diligence to locate Asset Portfolios and Assets for its own acquisition or by joint venture with other well-capitalized partners.

Having received "clearance" from the Securities and Exchange Commission ("SEC") on a registration statement filed to allow the Company to become a fully reporting registrant as defined by Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company is seeking additional capital in the form of a sale of equity and/or debt through lines of credit in order to
execute its growth  strategy.   The Company is considering making application
to the National Association of Securities Dealers ("NASD") later this year to allow its common stock to be traded on the NASD monitored Over-the-Counter Electronic Bulletin Board ("OTC:BB").

The primary business of the Company through NRH involves acquiring Asset Portfolios and Assets at a substantial discount to face value and resolving them to obtain a maximum recovery. The Company will also be involved in some highly selective commercial mortgage banking and, lending. The Company also engages in the acquisition, development, re-development, leasing and managing of commercial real estate.

The Company expects to become a major presence in the Northeastern United States in these and related areas in the next one (1) or two (2) years and will expand operations to the South and Southwest over the next three (3) years.

The Company plans to expand its infrastructure so that it will have the
ability to service a larger organization than its current size.   The  current
officers and staff's extensive experience in distressed loan acquisitions, asset management, real estate lending and development is very significant.
However, by solidifying its infrastructure and information processing abilities, the Company will set itself on a course to become a national presence in the non-performing debt and real estate market.

The Company will focus its efforts on the following fronts:

Asset Management

     The Company's primary business is the acquisitions on management of Assets and Asset Portfolios consisting of distressed loans secured by real estate and other collateral. The market for distressed loans has been reduced in the last couple of years due to strengthening financial institutions and real estate markets. However, there has continued to be significant opportunities to acquire such Asset Portfolios and single Assets. With the slowing economy and present increase in non-performing loan inventories the Company believes a significant increase in opportunity is ahead. Furthermore, by staying active in these areas and maintaining access to significant cash reserves, the Company will be poised to take advantage of buying opportunities during this next economic downturn.

Real Estate Investment

      The Company also intends to become a significant investor in commercial real estate properties throughout New England, with expansion into New York and the Mid-Atlantic Region, and ultimately into Southern and Southwestern U.S.
The acquisitions of real estate shall primarily come about through the Company's foreclosure on collateral securing loans it has purchased. However, the Company will also purchase real estate through distressed sale scenarios, such as foreclosures, receiverships, bankruptcy proceedings, and estate sales. This approach to acquisition remains particularly important in a time of rising real estate prices. It is the Company's belief that the recovery in the real estate market is pushing prices to a point which might eclipse the
inherent value of the asset.   As such, to avoid being a purchaser at the peak
of the market, the Company will seek to acquire properties from distressed sellers at a discount to current market price. The Company looks for properties that are fundamentally sound, but may be available at distressed prices as a result of mismanagement, an excessive debt burden, or other similar problems. The Company will target a wide range of commercial real estate properties, including office buildings, retail, industrial and multi-tenant
residential  properties.   While  the recovered/recovering real estate markets
have narrowed the dramatic discounts to market value which distressed sales have produced over the past five (5) years, significant opportunities remain for those investors who are able to identify assets in those areas where demand for space continues to grow on a solid and non-speculative basis.

Commercial Lending

The Company shall also engage in a limited amount of direct lending to small businesses and commercial real estate borrowers. The Company can perform a range of commercial mortgage banking services, such as origination, underwriting, placement, selling and servicing. This is an area of great growth potential given the large number of commercial real estate loans outstanding throughout the Northeast and the nation, many of which are refinanced each year. Initially, the Company intends to focus on bridge loans to borrowers who have an immediate need for capital to acquire or improve real estate or to make investments in their business interests in preparation for sale or refinancing. Given the immediacy of the need for such funds, the Company can command significant fees and points in addition to the above market interest rates as permitted by law. Such loans can be held by the Company or placed with third party investors. The Company will seek loans where the borrower has substantial collateral (almost always real estate or other fixed assets) with significant equity available in case of default. Normally, the Company looks for loan-to-value ratios of 70% or less before making such loans. Personal guaranties will also generally be required.

Longer Term Opportunities

(A) Small Business Investment Corporation. The Company may wish to register itself or a wholly-owned subsidiary as, or joint venture with, a Small Business Investment Company (an "SBIC") under the U.S. Small Business Administration's (the "SBA") 7(a) Program. This would enable the Company to make or broker SBA guaranteed loans to small business for start-up, acquisitions, and expansion. Controlling or operating with an SBIC would also enable the Company to make equity investments and/or take warrants in the borrowers as further conditions to the loans.


The Markets, Operations, and Business Development Strategy

Loan Portfolio Acquisition and Resolution

   The Company and its principals believe that the deep drop in the real estate market, as well as the overall economy in the late 1980's and early 1990's has caused a significant and lasting change in the real estate, banking and commercial lending industries. When real estate values were imperiled in the late 1980's as a result of the Tax Reform Act of 1986 and other factors, banks and other lending institutions were left with a large amount of defaulted loan obligations secured by real estate mortgages. These defaults, poor management and other economic factors caused many banking institutions to fail.  Those that did not fail still  had  to raise or maintain sufficient capital to reserve against bad loans. One of the ways such loan reserve requirements were dealt with was to sell off defaulted loan portfolios. This was a relatively new process for most lending institutions and at first was often done in an inefficient manner. However, over the past ten (10) years, these institutions have developed procedures and policies in an attempt to make such sales a normal part of their business practices. There has also emerged a market for companies to manage and resolve
Asset Portfolios for third parties. The substantial volume of under-performing and non-performing loans and foreclosed assets combined with the under-staffing of management by banks and insurance companies has convinced many such institutions to hire third parties to manage and resolve these Assets. The Resolution Trust Company (the "RTC") and the Federal Deposit Insurance Company (the "FDIC") were also forced to contract out the resolution of certain Asset
Portfolios.   Also,  in  the  late  1980's  and early 1990's many banks and savings and loans did fail and were taken over by the FDIC and/or the RTC. These government agencies set about liquidating the loan portfolios of these institutions in formal auctions and individual asset sales. Such auctions continue today on a regular basis.

Given this recent history, it appears that a permanent market has emerged in the areas of Asset Portfolio acquisition, management and resolution services. Various institutions, including commercial banks, governmental agencies, insurance companies and other financial institutions make such assets available for acquisition at a discount from their face value. Through negotiation and/or foreclosure these loans are either paid out or collected by sale of the collateral and/or judicial process.

As with many things, timing is everything. The inventory of defaulted loans appeared to have diminished in the late 1990's due to the recovering/recovered real estate market and overall economy. The banks, insurance companies and other financial institutions which survived the tumult have generally emerged in a stronger position with smaller portfolios of loans in default (relative to assets). They have also attempted to establish better staffed loan workout departments and more experienced loan officers to handle the collection and sale of such Assets Portfolios. Also, more  participants  entered  the  market  as  buyers  of  such  Assets  the
availability of deeply discounted loans diminished.   Nonetheless, the Company
believes that the time is ripe to increase its available funds for acquisition of individual loans and loan portfolios in preparation of the inevitable dip in the economic cycle. It is our belief that the combination of competition for market share by lending institutions combined with increases in market price of the underlying collateral is leading to a significant increase in the level of marginal loans and ultimately the number of loan defaults. For some time now there has been a "continuing erosion in commercial loan quality despite the economy's overall vigor." Wall Street Journal. Bank Stocks are Facing Added Pressure From Worry Over Loans, Portfolio Losses, Sept. 14, 1999". Even in the bull market, which many consider to be the best in history, the total of nonperforming loans at the 25 largest banks in the United States has increased significantly. Id; See also Section 5 of this Executed Summary. This trend, combined with the increase in bank consolidation and the fact that financial institutions have embraced the idea of disposing of underperforming assets through outright third party sales in order to improve the their balance sheets, make it likely that the available inventory of Assets
should continue to increase in  the  near  future.   This increase in inventory
of non-performing loans will ultimately result in greater margins/discounts to the face value of the assets and asset portfolios.

By establishing and maintaining a greater presence in this market,the Company believes it can continue to make significant returns during the current period while maintaining sufficient liquidity to take advantage of market anomalies in anticipation of a time where there are more dramatically discounted loan portfolios. Even were such market adjustment not to develop for an extended  period,  the  Company's personnel are experienced  and  adept  at
locating and purchasing assets  at  prices  which  allows   for  competitive
current  returns  and appreciation through value-added activities.

Most Assets and Asset Portfolios the Company will purchase will be in payment default when acquired. Once purchased, the Company assumes control of the management of the Asset or Asset Portfolio, which includes servicing and resolution. Normally, the Company will not renew or refinance the obligations, but will look to recovery through either (i) a payoff from the borrower
(often accomplished by refinancing through a third party lender) or (ii) foreclosure and sale of the collateral. However, in some instances where the Asset has been acquired at a substantial discount and the borrower agrees to continue to pay in accordance with the loan terms, the Company will choose to hold the Asset due to its high current rate of return and related collateral value.

The Company believes that currently its greatest opportunity for return is to purchase for its own accord Assets and Asset Portfolios. However, in some instances the Company will perform due diligence and investigatory services for third party investors. The Company can assist the third party in preparation of its bid for the Assets and in the acquisition. The Company can either serve as a partner in the acquisition and own a portion of the Asset or it can act as an outside contractor to manage and resolve the Asset for a fee.

Many of the Assets and Asset Portfolios that are purchased by the Company will be primarily tied to the real estate securing the loan. However, there will also be some collateralized business loans, which will be resolved based either on the cash flow of the business, real estate owned by the business and/or other collateral securing the loan. The Company will obtain information and learn of Asset Portfolios and individual Assets available for sale from many different sources. The management of the Company have established relationships with various financial institutions from which they have purchased assets before and there will be repeat business and referrals from those sellers. The reputations and relationships that management has established with various asset sellers will be further solidified by the Company gaining reputation as an active portfolio purchaser with sufficient resources and a steady commitment to the market. There are also additional sources of business from joint venture partners or investors who will seek the Company's assistance in Asset Portfolio purchases and management, as well as other related business opportunities developed and initiated by management of the Company.

The Company will generally fund its purchase of the Assets and Asset Portfolios with the combination of cash on hand, equity raised through private and public offerings, debt or lines of credit with lending institutions, and internal cash flow. The amount of Assets or Asset Portfolios purchased will greatly depend upon the availability of capital, the availability of Assets and Asset Portfolios, and the success of offers made by the Company to purchase those Assets and Asset Portfolios. The process the Company undergoes in making an offer to purchase an Asset or an Asset Portfolio is well established. Generally, the Company's management conducts an extensive evaluation of the individual loan or loans which make up the pool offered for sale. There may be certain instances where there are unusually large number of Assets which are offered for sale, and as a result the Company will perform extensive investigation with regard to an adequate sampling in order to determine an appropriate bid price for the pool. A typical examination of a credit file includes reviewing and analyzing all information made available by the seller. It generally includes review of the credit and collateral files, the legal documents, and all relevant material that may be available (including in some instances correspondence, taxes, judgment and other records) and an analysis of the underlying collateral. The underlying collateral will be viewed by conducting site inspections, appraisals or other valuations from experts with experience in that market. The Company will also review and consider ongoing economic information and meet with individuals familiar with local markets where the real estate or other collateral is located. The Company has an advantage to the original lender when it performs its review because it can base its valuation on the present value of the collateral and the estimated total cash flow from the resolution of the Asset. Generally, these loans will be resolved prior to their maturity, as it is the Company's intention not to refinance or renew the purchased assets. The goal is to expedite the recovery.

The review of Assets and Asset Portfolios is conducted by management and employees with substantial experience in the analysis of non-performing and under-performing loans. Management has a broad range of experience includes commercial lending with major financial institutions, legal experience in commercial lending, collection, workout and bankruptcy, and commercial real estate development and management. When determining what to bid on an Asset, management will work together to form bids based upon the value of the underlying collateral, the likely cash flow and the likely time and expense necessary to obtain sufficient recovery.

Commercial Lending

In addition to acquiring loan portfolios, the Company may engage in both brokering and/or making a limited amount direct loans to commercial borrowers. The market to betargeted by the Company will be borrowers seeking commercial loans who have been unsuccessful in obtaining loans from more traditional lenders. These instances may range from borrowers who must obtain funding on very short notice to those who are seeking lenders of last resort because
of troubled credit histories or immediate need for  capital.   The  Company
believes these can still be good credit risks provided the Company obtains sufficient collateral. Furthermore the lender is compensated for the immediate availability of funds and the increased credit risk through significant fees and interest rates. The Company has and will further develop a network of commercial lenders which can act as participants or joint venture parties in these loan transactions. The emergence of a market for securitized commercial real estate mortgage pools may also provide the Company with an available outlet for loans it makes. The level of the Company's involvement in the direct lending market will be limited in the near terms, but we believe that developing a market presence among the institutional buyers will provide an increase in the number of commercial real estate loans the Company could make directly with its own capital. Also, increased exposure to institutions engaged in the securitization of loans might increase the Company's ability to obtain access to the institutions managing those loans held in such securitized pools. Such pools have defaulted loans which may provide Assets for
the Company to acquire at discount to face value.   The Company will initially
focus primarily upon acting as a commercial loan broker. The risk of loss is much greater when the Company's own capital is not forced to make the loan, even if the intent is to sell the loan to a third party. There is an increasing number of bank and non-bank lenders in the market place looking to make such commercial loans that rely on third party brokers for leads.

SBA Lending

A longer term goal of the Company might be to establish itself as a non-bank lender to better qualified borrowers using government guaranty programs through the SBA. The Company could establish and fund a wholly owned subsidiary to provide capital to small business and entrepreneurs
through the use of SBA  guaranteed  loans.   The Company's subsidiary could
qualify as a SBIC under the SBA's guidelines and make loans for financing commercial real estate, machinery and equipment or a business acquisition.
This program allows the Company to participate in a growing and profitable lending area while limiting the risk of loss by use of SBA loan guarantees.
We believe the market for small commercial real estate loans is under served by larger lending institutions which often have large minimum loan sizes and limited terms.

Acquisition Candidates

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

Strategic Teaming Relationships

The Company has entered into, and is attempting to enter into, strategic partnering relationships with several major banking and financial industry participants to significantly broaden its reach within its target market. Several of these key relationships will be disclosed under special circumstances and the execution of confidentiality agreements.

Competition

The competition the Company will meet in the Asset acquisition areas is somewhat fragmented. There are national, local and regional competitors in the Asset acquisition and Asset management markets. Many of these competitors are larger and have far greater financial resources than the Company does. The Company also anticipates based on its management's prior experience that there will continue to be increasing competition and a market for Asset Portfolios and individual Assets which may limit the near term profit margins in the Asset acquisition business. However, the Company believes it can remain a competitive bidder and the management's extensive experience, commitment and relative conservative approach will enable the Company to uncover opportunities that more recently arrived competitors in the market will miss. Nonetheless, the Company believes it may in the near term have to raise its bids for assets higher than it would have in the depths of the recession in the early 1990's. The Company will also have to have access to significant capital in order to be a competitive bidder for Asset Portfolios.

Since the primary focus of the Company will be in the Asset acquisition and management field, its entry into the commercial mortgage banking and commercial lending and residential mortgage business will be initially limited. Although these businesses are fragmented, there are certain major national competitors as well as local and regional entities which command a significant market share. If competitors have superior access to capital sources, it will give them an advantage.

Operations and Facilities

The Company's registered and records office is at 17 West Cheyenne Mountain Boulevard, Colorado Springs, Colorado 80906. Realty's principal office is at 1250 Turks Head Building, Providence, RI 02903.


                        ITEM 2.  DESCRIPTION OF PROPERTY

     A. The Company's registered and records office is at 17 West Cheyenne Mtn. Blvd., Colorado Springs, Colorado 80906. Realty's principal office is at 1250 Turks Head Building, Providence, RI 02903.

           The Company has no full time employees. Until additional capital is raised, the officers of the Company serve as unpaid employees in that all of the officers are shareholders in the Company. Holdings and/or Realty, may from time to time pay to the officers of the Company a salary or fee for services rendered in handling the activities of Holdings and/or Realty pursuant to the instructions of the Board of Directors. Such payments may be as a result of a successful liquidation of an Asset or for some other performance on behalf of the Company.

          The Company does not own any real estate used in its operations
except for investment  purposes.   The  Company  leases  its  offices, with
Realty leasing space in 1250 Turks Head Building, Providence, Rhode Island and Holdings leasing space at _______________. The leases currently require no cash payment, but if capital is raised as assumed in the Company's projections set forth ITEM 2.B. hereof, then the Company will require additional office space and will begin to pay rent as estimated in said Projections.

     B.   INVESTMENT IN REAL ESTATE AND REAL ESTATE MORTGAGES

          The Company seeks to acquire nonperforming or underperforming loans secured by real estate and other collateral at a discount to face value. Similarly, the Company seeks to acquire real estate from distressed sellers at a discount to current market price. The Company looks for properties that are fundamentally sound, but may be available at distress prices as a result of mismanagement, an excessive debt burden, or other similar problems. The Company targets a wide range of commercial real estate properties, including office buildings, retail, industrial and multi-tenant residential properties.


                           ITEM 3.  LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the business of the Company, no material legal proceedings to which the Company (or any of its directors and officers in their capacities as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                    PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no public trading market for the Company's Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.



                       ITEM 6. SELECTED FINANCIAL DATA

Not applicable


               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR
                              PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                December 31, 2000
                    =====================================
                          YEAR ENDING DECEMBER 31, 2000
                    =====================================

Except for historical information, the discussion in this Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These statements may refer to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expect", "anticipate", "believe", "intend", "plan" and similar expressions. The Company's actual results could differ materially from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Market Risks and other Business Factors" later in this Form 10-KSB.

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

Results of Operations

Assets

Cash increased from $5,910 at December 31, 1999 to $50,456 at  December 31,
2000 due to collection of Notes  payable  (see  the  corresponding reduction in
Notes Receivable  and Mortgage Loans and Other Receivables.   In addition, a
Certificate  of  Deposit  was  redeemed  and converted to cash.  The CD is
accounted for under the heading "Other Assets").   Mortgage Loans and Other
Receivables decreased from $436,778 at December 31, 1999 to $258,725 at December 31, 2000 due to payment of the receivables (with these payments reflected as Cash on the Balance Sheet). Other Assets, including a Certificate of Deposit
(CD), decreased from $105,000 at December 31, 1999 to $300 at December 31, 2000 as a result of the CD being redeemed and converted to Cash.

Liabilities and Equity

Notes  Payable decreased from $37,000 at December 31, 1999 to 0 at December
31, 2000 as a result of payment of a Line of Credit from Cash. Income Taxes Payable increased from $250 at December 31, 1999 to $123,767 at
December 31, 2000 due to the restructuring of the Company from a limited liability company owned by individuals to a limited liability company wholly owned by a corporation. Accrued Distributions decreased from $240,000 December 31, 1999 to 0 at December 31, 2000 as a result of distributions being paid out to equity holders in Fiscal Year 2000. Members' Equity decreased from 389,957 at December 31, 1999 to 0 at December 31, 2000 due to the corporate restructuring from an individually-owned limited liability company to a limited liability company wholly owned by a corporation.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" issued by the Financial Accounting Standards Board, under which deferred tax assets and liabilities are provided on differences between the carrying amounts for financial reporting and the tax basis of assets and liabilities for income tax purposes using the enacted tax rates. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized if on the weight of available evidence it is more likely than not that some portion or the entire deferred tax asset will not be realized.

                          ITEM 8. FINANCIAL STATEMENTS

                 NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 2000 AND 1999



                                                            PAGE

Independent Auditors' Report                                  1


Consolidated Balance Sheets                                   2


Consolidated Statements of Operations                         3


Consolidated Statements of Changes in Equity                  4


Consolidated Statements of Cash Flows                         5


Notes to Consolidated Financial Statements                    6

                        INDEPENDENT AUDITORS' REPORT


To the Stockholders
Northborough Holdings, Inc. and Subsidiary
Providence, Rhode Island

We have audited the accompanying consolidated balance sheets of Northborough Holdings, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northborough Holdings, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                      /s/Rooney, Plotkin & Willey, LLP
                                      ROONEY, PLOTKIN & WILLEY, LLP

February 9, 2001

                                NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                                         Consolicated Balance Sheets

                                                          December 31,
                                                     2000             1999
                                                     -----------      ---------
                                   ASSETS

Cash                                                 $   50,456       $   5,910
Notes Receivable (Note 2)                               120,325         108,994
Mortgage Loans and Other
 Receivable, Net (Note 3)                               258,725        436,778
Real Estate Under Operating
 Lease, Net (Notes 4 and 10)                            158,893        164,857
Other Assets (Note 5)                                       300        105,000
                                                    -----------       ---------

Total Assets                                         $  588,699      $ 821,539
                                                    ===========      ==========

                              LIABILITIES AND EQITY

Liabilities:

  Note Payable, Bank (Note 6)                        $        -      $  37,000
  Income Taxes Payable (Note 7)                         123,767            250
  Accrued Distributions                                       -        240,000
  Accrued Expenses                                       14,500         15,000
  Long-Term Debt (Note 8)                               122,783        136,682
  Security Deposit                                        2,650          2,650
                                                    -----------       ----------
  Total Liabilities                                     263,700        431,582

                                                    -----------       ----------
Equity: (Note 1A)

  Members' Equity                                             -        389,957
  Common Stock (Note 9)                                   1,200              -
  Additional Paid-In Capital                            132,729              -
  Retained Earnings                                     191,070              -
                                                    -----------       ----------
  Total Equity                                          324,999        389,957
                                                    -----------       ----------
Total Liabilities and Equity                         $  588,699      $ 821,539
                                                    ===========      ==========

The accompanying notes are an integral part of these consolidated financial statements.


                       NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                         Consolidated Statements of Operations

                                                 Years Ended December 31,
                                              2000               1999
                                              -----------        ------------
Operating Revenues:
  Interest Income                             $  305,204         $  150,492
  Fee Income                                       9,803             31,327
  Gain on Disposition of
    Mortgage Loans                            $  140,689             70,950
                                              -----------        ------------
  Total Operating Revenues                       455,696            252,769


General and Administrative Expenses               73,193             31,036
                                               -----------        ------------

Income from Operations                           382,503            221,733
                                               -----------        ------------

Other Income (Expense):

  Rental Income, Net (Note 10)                    21,011             24,474
  Interest Income                                  5,710              4,529
  Interest on Note Payable, Bank                 (18,415)            (1,984)
                                               -----------        ------------
  Total Other Income                               8,306             27,019
                                               -----------        ------------

Income before Provision for Income Taxes         390,809            248,752

Provision for Income Taxes (Note 7)              123,767                250
                                               -----------        ------------

Net Income                                    $  267,042         $  248,502
                                               ===========        ============

The accompanying notes are an integral part of these consolidated financial statements.

                    NORTHBOROUGH  HOLDINGS,  INC.  AND  SUBSIDIARY

                     Consolidated Statements of Changes in Equity

                                             Additional
                           Common            Paid-In          Retained        Members'
                           Stock             Capital          Earnings        Equity         Total
                           -----------       -------------    ------------    -----------    ----------
Balance,
  December 31, 1998        $    -            $    -           $    -          $  481,455     $ 481,455

  Net Income                    -                 -                -             248,502       248,502

  Distributions to Members      -                 -                -            (340,000)     (340,000)
                           -----------       -------------    ------------    ------------   -----------

Balance,
 December 31, 1999               -                 -                -            389,957       389,957

 Net Income, Prior to
   Exchange of Members'
   Equity for Common
   Stock                         -                 -                -             75,972        75,972

 Distributions to Members
   Prior to Exchange             -                 -                -           (332,000)     (332,000)
                           -----------        ------------    ------------    ------------   -----------
   Subtotal Members'
    Equity                       -                 -                -            133,929       133,929

 Exchange of Members'
   Equity for Common
   Stock                        1,200            132,729            -           (133,929)            -
 Net Income, After
   Exchange of Members'
   Equity for Common
   Stock                          -                 -             191,070              -       191,070
                            -----------        ------------    ------------    ------------   -----------

Balance,
 December 31, 2000          $   1,200          $ 132,729       $  191,070       $      -      $324,999
                            ===========        ============    ============    ============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                        Consolidated Statements of Cash Flows

                                               Years Ended December 31,
                                             2000             1999
                                             ------------     ------------
Operating Activities:

  Net Income                                 $  267,042       $  248,502
                                             ------------     ------------
  Adjustments to Reconcile Net
    Income to Net Cash
   Provided by Operating Activities:
      Depreciation                                5,964            5,996
      Bad Debt Expense                            7,999                -
      Gain on Disposition of Mortgage Loans    (140,689)         (70,950)
  Change In:
    Accrued Expenses                               (500)          15,000
    Income Taxes Payable                        123,517                -
                                             ------------     ------------

      Total Adjustments                          (3,709)         (49,954)
                                             ------------     ------------
Net Cash Provided by Operating Activities       263,333          198,548
                                             ------------     ------------

Investing Activities:

  Notes Receivable                              (75,000)         (70,000)
  Repayments on Notes Receivable                 63,669           14,640
  Purchases of Mortgage Loans and Other
    Receivable                                 (242,735)        (221,200)
  Repayments Collected on Mortgage Loans         56,372           23,992
  Proceeds on Disposition of Mortgage Loan      497,106          215,950
  Maturity of Certificate of Deposit            100,000                -
  Other                                           4,700           (4,583)
                                              ------------    ------------
Net Cash Provided by (Used in) Investing
  Activities                                    404,112          (41,201)
                                              ------------    ------------

Financing Activities:

  Proceeds from Issuance of Long-Term
    Debt                                              -          139,000
  Net Repayments on Note Payable, Bank          (37,000)        (193,000)
  Principal Payments on Long-Term Debt          (13,899)          (2,318)
  Distributions to Members                     (572,000)        (100,000)
                                              ------------    ------------
Net Cash Used in Financing Activities          (622,899)        (156,318)
                                              ------------    ------------

Increase in Cash                                 44,546            1,029

Cash, Beginning of Year                           5,910            4,881
                                              ------------    ------------

Cash, End of Year                              $ 50,456        $   5,910
                                              ============    ============

Supplemental Disclosures of Cash Flow
 Information:

  Cash Paid During the Year for Interest      $  29,804        $   3,999
                                             ============     ============

Supplemental Disclosures of Non-Cash Investing and Financial Activities:

  During 2000 the Company issues common stock of $1,200 and recorded additional paid-in capital of $132,729 in an exchange for members' equity as part of a reorganization of the Company.

  During 1999 the Company declared $240,000 of member distributions which were paid in January 2000.


The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 2000 AND 1999


1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

     A. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION:

         These consolidated financial statements include Northborough Holdings, Inc. (NHI), a Colorado corporation, and its wholly owned subsidiary, Northborough Realty Holdings, LLC (NRH), a Rhode Island limited liability company. NHI and NRH are collectively referred to as "the Company". All significant inter-company balances and transactions have been eliminated in consolidation.

         NHI was organized on November 20, 1999 to become the holding company for NRH. On March 13, 2000, NHI acquired full ownership of NRH in an exchange of common stock and additional paid-in capital for members' equity. During 1999 there was no activity in NHI.
         NRH was organized on May 29, 1996 and terminates no later than May 29, 2046.

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

     B. NOTES RECEIVABLE:

        Notes receivable represent mortgage financing originated by the Company. Notes receivable are recorded at the aggregate lower of cost or market and are collateralized by commercial property, personal guarantees, and other business assets. Management believes that the value of such collateral is in excess of the notes receivable as of December 31, 2000 and 1999 and therefore, no allowance has been provided.

     C. MORTGAGE LOANS AND OTHER RECEIVABLE, NET:

         Mortgage loans and other receivable represent notes and other financial assets acquired at a discount and are recorded at cost. All mortgage loans and the other receivable are collateralized by commercial property. Management believes that the value of such collateral is in excess of cost as of December 31, 2000 and 1999 and therefore, no allowance has been provided.

                    NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DECEMBER 31, 2000 AND 1999
                    ------------------------------------------

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:(Continued)

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

     F. INCOME TAXES:

         The Company's provision for income taxes for 2000 is based on NHI's share of the distributive income of NRH. NRH net income for 2000 was allocated between the period prior to and subsequent to the acquisition of NRH by NHI (see Note 1A) based on the per-share, per-day ownership of NRH. Upon the acquisition of NRH by NHI, NRH became disregarded as an entity separate from NHI for income tax purposes. As such, all of the activity of NRH will be reported on the income tax return of NHI.

         Prior to the acquisition of NRH by NHI, NRH, by unanimous consent of its members, elected to be treated as a partnership for income tax purposes and as such was not taxed. Under subchapter K of the Internal Revenue Code each member was taxed separately on their distributive share of the Company's income whether or not that income was actually distributed.

                 NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 2000 AND 1999
                 -------------------------------------------


1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:(Continued)

     G. USE OF ESTIMATES:

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

     H. RECLASSIFICATIONS:

         Certain reclassifications have been made to the 1999 financial statements in order for them to conform to the current year presentation.

2.   NOTES RECEIVABLE:

     Notes receivable originated by the Company consist of the following:


                                                2000                1999
                                                ----                ----
10.00% note receivable of $56,000 due in
monthly principal installments of $467
plus interest from July 1, 1998 to
May 1, 2001.  The note is due in full
June 1, 2001.  Secured by real estate,
personal guarantee and other business
assets.                                           $     41,325      $  46,994

Note receivable of $50,000 due in monthly
principal installments of $1,000 for
August and September 1999, $2,000 for
October 1999 to January 2000, and $5,000
for February and March 2000, plus accrued
interest.  The note was paid in full in
August 2000.                                                 -         44,000


14.00% note receivable of $20,000 due in
monthly principal installments of $1,000
from November 1, 1999 through June 1, 2001,
plus interest.  Secured by real estate,
other business assets, and a personal
guarantee.                                               4,000         18,000


2.   NOTES RECEIVABLE: (Continued)

                                                     2000            1999
16.00% note receivable of $75,000 due in
monthly payments of interest only.  The
remaining principal and interest on the
loan is due in full January 2001.
Secured by real estate, other business
assets, and a personal  guarantee.                     75,000        -
                                                     --------        --------
             Total  Notes Receivable                $ 120,325        $108,994
                                                     --------        --------

3.  MORTGAGE LOANS AND OTHER RECEIVABLE, NET:

     Mortgage loans and other receivable acquired at a discount consist of the following:

                                                      2000           1999
                                                      ----           ----

Original Principal Amount                             $407,720       $972,394
Unamortized Discount                                  (148,995)      (535,616)
                                                       --------       -------
Mortgage Loans and Other Receivable, Net              $258,725       $436,778
                                                       --------      --------

     Original loans consist of the following at December 31, 2000:

                                                      Principal
Unamortized
                                                      Amount         Discount
9.05% mortgage loan, due 1998                         $  191,220     $     635
10.00% mortgage loan, due 2002                           144,261       110,600
10.50% mortgage loan, due 2012                            34,713        24,641
10.50% mortgage loan, due 2002                             7,441         3,034
Other non-interest bearing secured
receivable, due 1995                                      30,085        10,085
                                                       ---------      --------
                    Totals                              $407,720     $ 148,995
                                                       ---------      --------

                  NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 2000 AND 1999
                  ------------------------------------------


3.   MORTGAGE LOANS AND OTHER RECEIVABLE, NET: (Continued)

     Original loans consist of the following at December 31, 1999:

                                         Principal    Unamortized
                                         Amount       Discound
                                         ---------    -----------
8.30% mortgage loan, due 2008            $ 437,400   $ 266,083
10.50% mortgage loan, due 1989             242,404     187,404
8.00% mortgage loan, due 1996               99,585       9,485
9.05% mortgage loan, due 1998               68,735         635
10.50% mortgage loan, due 2012              40,231      28,559
11.50% mortgage loan, due 1999              32,700      24,700
10.50% mortgage loan, due 2002              21,254       8,665
Other non-interest bearing secured
  receivable, due 1995                      30,085      10,085
                                         ---------   ---------
          Totals                         $ 972,394   $ 535,616

     The discounts are based on imputed interest rates ranging from 8.00% to 11.50%.

4.   REAL ESTATE UNDER OPERATING LEASE, NET:

     Real estate under operating lease consists of the following:

                                                 2000       1999
         Land and Improvements                   $  60,075  $  60,075
         Building and Improvements                 114,500    114,500
          Subtotal                                 174,575    174,575
          Less Accumulated Depreciation             15,682      9,718
                                                 ---------  ---------
          Real Estate Under Operating Lease, Net $ 158,893  $ 164,857
                                                 ---------  ---------

     The Company is a lessor of the above real estate.  See Note 10.

5.   OTHER ASSETS:

     At December 31, 2000 other assets consisted of accrued interest receivable of $300. At December 31, 1999 other assets consisted of a $100,000 certificate of deposit and an other deposit of $5,000. The certificate of deposit matured in December 2000.

                  NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 2000 AND 1999
                  ------------------------------------------

6.   NOTE PAYABLE, BANK:

     The Company has a combined $1,000,000 credit facility consisting of a $750,000 ($400,000 in 1999) demand line-of-credit and $250,000 available on a term loan agreement with a local bank. Interest on the demand line-of-credit is payable monthly and is at the lender's base rate, which was 9.50% and 8.50% at December 31, 2000 and 1999, respectively. Interest on the available term loan would be at either the  lender's  base rate or at a fixed rate based on the lender's cost
     of funds plus 2.25%.   The credit facility is subject to certain covenant
     provisions including, but not limited to, maintenance of a debt to worth ratio and an operating cash flow to debt service ratio. It is secured by all of the assets of the Company and the personal guarantee of the stockholders.

7.   PROVISION FOR INCOME TAXES:

     The components of the provision for income taxes are as follows:

                                        2000                  1999
                                        -----                 ----
Current:
   Federal                              $    95,141           $   -
   State                                     28,626             250
                                        -----------           ------
    Total Provision for Income Taxes     $  123,767           $ 250
                                        -----------           ------

8.   LONG-TERM DEBT:

     Long-term debt consists of an 8.59% mortgage note payable to a local bank. The mortgage is due in monthly principal installments of $1,159 plus interest. A final installment of principal and interest is due September 30, 2004. The mortgage includes certain covenant provisions including, but not limited to, maintenance of the property, insurance coverage and the maintenance of an operating cash flow to debt service
     ratio.   Interest  expense  on  all  debt  was  $29,804 and $3,999 at
     December 31, 2000 and 1999, respectively. The mortgage note payable matures as follows:

         Year ending December 31,
                 2001                                  $   13,908
                 2002                                      13,908
                 2003                                      13,908
                 2004                                      81,059
                                                       ----------
                                                       $  122,783
                                                       ----------

                   NORTHBOROUGH HOLDINGS, INC. AND SUBSIDAIRY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999
                   ------------------------------------------

 1.   Capital Stock:

     The capital stock of the Company at December 31, 2000 and 1999 is as follows:

                                                2000            1999
Common Stock, $.001 Par Value
    Authorized Shares                           50,000,000      50,000,000
    Issued and Outstanding Shares                1,200,000               -

Series A Convertible Preferred Stock,
 $.001 Par Value
    Authorized Shares                           50,000,000      50,000,000
    Issued and Outstanding Shares                        -               -


The common stock and preferred stock are identical in all respects except for certain rights held by preferred stockholders in regard to any voluntary or involuntary liquidation, dissolution, or winding-up of the Company.

10. RENTAL INCOME:

     The Company leases its land, building and improvements (see Note 4) under an operating lease. The initial five-year term of the lease expires December 31, 2002. The lease is renewable, at the lessee's option, for one additional five-year term. The base monthly rent was $3,050 and $2,850 for 2000 and 1999, respectively, and it increases $200 per year during the initial lease term. Rental income for the years ended December 31, 2000 and 1999 was $44,577 and $42,723, respectively and is presented net of depreciation, property taxes, mortgage interest (see Note 8), and repair and maintenance charges. The initial lease term includes a provision for additional rent based on the cost of land improvements incurred by the Company.

     Future minimum rental receipts under this operating lease are as follows:

         Year ending December 31,
            2001                                  $ 46,654
            2002                                    49,054

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                    PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 2000 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

EXECUTIVE OFFICERS AND BOARD OF DIRECTORS

The members of the Board of Directors provide expertise in research and development, capital acquisition, promotion, mergers and acquisitions, and corporate law. Their technical acumen, along with their wish to see the Company successful has made their presence on the Board a resource to the management team.

The following table and biographical data sets forth certain information regarding the both the directors and the executive officers of the Company.



Name                   Age                 Position
- ----------------------------------------------------

James R. Simmons        37                 President, CEO, Director


Richard Nadeau, Jr.     41                 Vice President, Director,
                                           Secretary

Scott B. Adams          37                 Vice President, Director,
                                           Treasurer

Kevin A. Gillis         42                 Director


All current directors hold office until the 2001 annual meeting of the Company's shareholders and until their successors are duly elected and qualified; thereafter, directors will be elected annually. The executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board. No family relationships exist among any of the directors and executive officers of the Company.

Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is
contemplated.   There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers of the Company will devote their time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.


MANAGEMENT

The Company will have as directors, officers and employees very high quality individuals with extensive experience in the areas of banking, commercial lending, work-out, real estate, and law. The structure of the Company shall include a Board of Directors, which will be drawn from leaders in the financial services, banking, real estate and legal industries.

The following is a more detailed description of the officers' experience:

     1. James R. Simmons - Mr. Simmons is an attorney with extensive experience in the areas of commercial lending, banking, loan work-out,
     foreclosure, and creditor's rights.   Mr. Simmons is a shareholder
     of the law firm Nadeau & Simmons, P.C., a Rhode Island professional corporation, with an extensive practice in banking, commercial law, corporate finance, securities, commercial real estate and development, and related commercial litigation.

     As a member of Northborough Realty Holdings, LLC, Mr. Simmons has been integral in the location, acquisition and work-out of various assets held by that company. Mr. Simmons brings a wealth of knowledge relating to distressed real estate, commercial lending, foreclosure and creditor's
     rights   along  with  a  thorough   and   practical understanding
     of the financial aspects of such transactions. Mr. Simmons is a graduate of the University of Hartford and the George Washington University School of Law sits on the Banks and Trusts Committee of the Rhode Island Bar Association and has acted as legal counsel to some of the largest financial institutions in the nation.

     2. Scott B. Adams- Mr. Adams' professional background has principally been as a commercial banker where he had spent over ten years underwriting and managing large corporate banking relationships.
         As a vice-president of a major regional bank, his responsibilities included negotiating some of the largest and most difficult loan workouts. These invaluable banking experiences combined with ownership and management of Condor Capital Corp., a significant real estate holding company with investments across New England, provided Mr. Adams with the knowledge and expertise which assisted in the startup of Northborough Realty Holdings, LLC. As a member and Operating Manager for the last four years Mr. Adams has successfully developed relationships at major New England Banks which has asserted in the development of strong deal flow with continued positive results.

     3. Richard Nadeau, Jr.- Mr. Nadeau is the founder and a shareholder of the law firm Nadeau & Simmons, P.C. in Providence, Rhode Island.
         Mr. Nadeau's primary experience is in the areas of commercial lending and creditor's rights, including loan work outs, bankruptcy and receiverships. Mr. Nadeau's background as a principal in Northborough Realty Holdings, LLC and Westminster Holdings Company, each of which locates, acquires and works out commercial and real estate non-performing loans, will be crucial to the success of the Company.

     4. Kevin Gillis - Mr. Gillis has over twenty years of experience in residential and commercial real estate investment and development.
         He is the Chief Executive Officer and a shareholder in Condor
         Capital Corp., a holding company for real estate investments across the New England region. As a former executive with both major and independent oil companies, Mr. Gillis gained broad experience in site reconnaissance, construction, and the regulations and industry practices arising out of environmentally contaminated properties.
         As a member of Northborough Realty Holdings, LLC, Mr. Gillis has been invaluable in quantifying the risks associated with properties that have been the subject of an environmental assessment. Additionally his knowledge in the construction and development fields is applicable in a wide variety of situations.

Indemnification of Officers and Directors

As permitted by Colorado law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

Pursuant to the Colorado Business Corporation Act, the Company's Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 7-106-401 of the Colorado Business Corporation Act, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Company management has no current plans to use any outside consultants or advisors and has not yet adopted policies regarding their use. Ultimately, the policies to be used in selecting consultants or advisors will include examining the services to be provided, the term of service and the total amount of fees that may be paid.

Board of Directors

Colorado provides that a corporation's board of directors may be divided into various classes with staggered terms of office. Our directors are elected for a term of three years and until their successors are elected and qualified.

Number of Directors

Our board of directors currently consists of two directors. The number of directors on our board may only be changed by a vote of a majority of our directors, subject to the rights of the holders of any outstanding series of our Company's preferred stock to elect additional directors.

Removal of Directors

Our directors, or the entire board, may be removed for cause by the affirmative vote of the holders of at least 50% of the outstanding shares of common stock entitled to vote in the election of directors, voting as a single class and subject to the rights of the holders of any outstanding series of our Company's preferred stock.

Filling Vacancies on the Board of Directors

Any newly created directorships in our board of directors, resulting from any increase in the number of authorized directors or any vacancies, may be filled by a majority of the remaining members of such board of directors, even though less than a quorum, or in the case of our company, by a sole remaining director, subject to the rights of holders of any outstanding series of preferred stock. Newly created directorships or decreases in directorships in our board of directors are to be apportioned among the classes of directors so as to make all classes as nearly equal in number as practicable, provided that no decreases in the number of directors in our board of directors may shorten the term of any director then in office.

To the extent reasonably possible, any newly created directorship will be added to the class of directors whose term of office is to expire at the latest date following the creation of that directorship, unless otherwise provided for by resolution of the majority of the directors then in office.

Any newly eliminated directorship will be subtracted from the class whose office is to expire at the earliest date following the elimination of the directorship, unless otherwise provided for by resolution of the majority of the directors then in office.

Ability to Call Special Meetings

Special meetings of our Company's stockholders may be called by our board of directors, by affirmative vote of a majority of the total number of authorized directors at that time, regardless of any vacancies, or by the chief executive officer.

Advance Notice Provisions for Stockholder Nominations and Proposals

Our bylaws allow stockholders to nominate candidates for election to the board of directors at any annual or any special stockholder meeting at which the board of directors has determined that directors will be elected. In addition, the bylaws allow stockholders to propose business to be brought before any annual stockholder meeting. However, nominations and proposals may only be made by a stockholder who has given timely written notice to the Secretary of our Company before the annual or special stockholder meeting.

Under our Company's bylaws, to be timely, notice of stockholder nominations or proposals to be made at an annual stockholder meeting must be received by the Secretary of our Company no less than 60 days nor more than 90 days before the first anniversary of the preceding year's annual stockholder meeting. If the date of the annual meeting is more than 30 days before or more than 60 days after the anniversary of the preceding year's annual stockholder meeting, notice will also be timely if delivered within 10 days of the date on which public announcement of the meeting was first made by our Company.

In addition, if the number of directors to be elected is increased and no public announcement is made by us naming all of the nominees or specifying the size of the increased board of directors at least 70 days before the first anniversary of the preceding year's annual meeting, or, if the date of the annual meeting is more than 30 days before or 60 days after the anniversary of the preceding year's annual meeting, at least 70 days before the annual meeting, a stockholder's notice will be considered timely, with respect to the nominees for any new positions created by the increase, if it is delivered to the Secretary of our company within 10 days of the date on which public announce ment of the meeting was first made by us.

Under our bylaws, to be timely, notice of a stockholder nomination to be made at a special stockholder meeting must be received no less than 60 days, nor more than 90 days, before a special meeting at which directors are to be elected or within 10 days of the date on which public announcement of the special meeting was first made by our Company.

A stockholder's notice to us must set forth all of the following:

- -all information required to be disclosed in solicitations of proxies for election of directors, or information otherwise required by applicable law, relating to any person that the stockholder proposes to nominate for election or reelection as a director, including that person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected

- -a brief description of the business the stockholder proposes to bring before the meeting, the reasons for conducting that business at that meeting and any material interest of the stockholder in the business proposed

- -the stockholder's name and address as they appear on our books and the class and number of shares which are beneficially owned by the stockholder

- -The chairman of our stockholder meeting will have the power to determine whether the nomination or proposal was made by the stockholder in accordance with the advance notice procedures set forth in our bylaws.

- -If the chairman determines that the nomination or proposal is not in compliance with advance notice procedures, the chairman may declare that the defective proposal or nomination will be disregarded.

Director Compensation

The directors of our Company, who are all executive officers as well, are not compensated for serving.

Limitation of Liability and Indemnification

Our Articles of Incorporation provide that a director of our Company shall not be personally liable to the Company or any of its shareholders for monetary damages for breach of fiduciary duty as a director, except for liability:

(i) for any breach of the director's duty of loyalty to the Company or its shareholders,

(ii) for acts or omissions not in good faith or which involve gross negligence, intentional misconduct or a knowing violation of law,

(iii) for any unlawful distribution as set forth in the Colorado Model Business Corporation Act of Colorado; or

(iv) for any transaction from which the director derived an improper personal benefit. These provisions may have the effect in certain circumstances of reducing the likelihood of derivative litigation against directors. While these provisions may eliminate the right to recover monetary damages from directors in various circumstances, rights to seek injunctive or other non-monetary relief is not eliminated.


                         ITEM 11. EXECUTIVE COMPENSATION

               SUMMARY COMPENSATION TABLE FOR NORTHBOROUGH HOLDINGS



     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2000, information with respect to the beneficial ownership of the Company's outstanding Common Stock by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Pursuant to the beneficial ownership rules under the Securities Exchange Act of 1934, as amended, each 5% named person and all directors and executive officers as a group are deemed to be the beneficial owners of securities that may be acquired within 60 days of December 31, 2000 through the exercise of options or warrants. Accordingly, the number of shares and percentages set forth opposite each shareholder's name in the table below assumes the exercise of all such options and warrants. However, the number of shares of Common Stock issuable upon exercise by any given shareholder are not included in calculating the percentage of Common Stock beneficially owned by any other shareholder.
Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

As of December 31, 2000 the directors and officers of the Company as a group, owned beneficially, directly or indirectly, or exercised control or direction over an aggregate of 1,200,000 Common Shares or approximately 100% of the issued and outstanding Common Shares. See "Directors and Officers".

                             Number of Shares                  Percentage
Name  and  Address(1)        Beneficially  Owned               of Class Owned

James R. Simmons             300,000                              25%
105 Riverview Ave.
Middletown, RI 02842

Richard Nadeau, Jr.          300,000                              25%
29 Homestead Ave.
North Smithfield, RI 02896

Scott B. Adams               300,000                              25%
45 Annawamscutt Road
Barrington, RI 02806

Kevin P. Gillis              300,000                              25%
16 Foxmeadow Lane
Arlington, MA 02174

(1)  The persons listed are the sole officers and directors of the Company.

Management has no plans to issue any additional securities to management, promoters or their affiliates or associates and will do so only if such issuance is in the best interests of shareholders of the Company and complies with all applicable federal and state securities rules and regulations.

Although the Company has a very large amount of authorized but unissued common and preferred stock that may be issued without further shareholder approval or notice, it is the intention of the Company to avoid inhibiting certain transactions by not having to proxy shareholders each time management needs to authorize additional shares.

DIVIDENDS

The Company has never paid dividends with respect to the Common Stock and currently does not have any plans to pay cashdividends in the future. There are no contractual restrictions on the Company's present or future ability to pay dividends. Future dividend policy is subject to the discretion of the Board of Directors and is dependent upon a number of factors, including future earnings, capital requirements and the financial condition of the Company.
The Colorado Corporation Code provides that a corporation may not pay dividends if the payment would reduce the remaining net assets of the corporation below the corporation's stated capital plus amounts constituting a liquidation preference to other security holders.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INTEREST OF MANAGEMENT AND OTHERS IN MATERIAL TRANSACTIONS

Other than as described under "Promoters", no director or senior officer of the Company and no person or company holding more than 10% of the Common Shares, or any associate or affiliate thereof, has any material beneficial interest in any transaction completed within three years prior to the date of this prospectus or in any proposed transaction, which has or will materially affect the Company. See "Conflicts of Interest".

CONFLICTS OF INTEREST

The Company's directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, effort and corporate opportunity, involved in participation with such other business entities. Each member of management will devote such effort and attention to the Company as the Company requires. There is presently no requirement contained in the Company's By-Laws which requires that management of the Company disclose to the Company business opportunities which come to their attention. The members of management do, however, have a fiduciary duty of loyalty to the Company to disclose to the Company any business opportunities in the Company's line of business which come to their attention in their capacity as an officer or director of the Company or otherwise. Excluded from this duty are opportunities which the person learns about through his involvement as a manager, officer or director of another business. Richard Nadeau, Jr. and James R. Simmons may face conflicts as officers and/or directors of the Company and serving as a contractor providing legal services to the Company through the law firm of Nadeau & Simmons, P.C., including but not limited to issues of U.S. securities laws, corporate legal matters and collection matters.

The Company intends to indemnify its officers and directors to the full extent permitted by Colorado law. Under Colorado law, a corporation may indemnify its agents for expenses and amounts paid in third party actions and, upon court approval in derivative actions, if the agents acted in good faith and with reasonable care. A majority vote of the Board of Directors, approval of the stockholder or court approval is required to effectuate indemnification.

Insofar as indemnification for liabilities arising under the Securities Act, as amended, may be permitted to officers, directors or persons controlling the Company, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in such Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by an officer, director or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such officer, director or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in such Act and will be governed by the final adjudication of such issue.

Transactions between the Company and its officers, directors, employees and affiliates will be on terms no less favorable to the Company than can be obtained from unaffiliated parties. Any such transactions will be subject to the approval of a majority of the disinterested members of the Board of Directors.

Named Executive Officers

No executive compensation has been paid to date to the Holdings Directors, Officers or Affiliates or other persons who were executive officers of Holdings. The following are proposed salaries for the Company's Directors, Officers, affiliates for the fiscal year beginning January 1, 2000 will be paid until the earlier of July 1, 2000 or vote of the Board of Directors. The Company only intends to pay the officers a fixed salary upon the raising of capital or described in ITEM 2.B until such time the officers set forth under Management above will continue to perform as they previously have as members of Realty and will only be paid upon vote of the Board of Directors.

                                                Long Term
                                                Compensation
                         Annual Compensation
                         Compensation  Awards
                         ------------  ---------     ------------    --------------
                                                     Securities
Name and Principal                     Other Annual  Underlying      All Other
Position                 Salary        Compensation  Options/(1)/
Compensation
                         ($)           ($)           (#)             ($)-
- ------------------       --------      -----------   -------------   ------------

James R. Simmons, CEO    40,000        None          None            None

Scott B. Adams,VP        40,000       None           None            None

Richard Nadeau, Jr., VP  40,000       None           None            None

Kevin A. Gillis, VP      40,000       None           None            None


Director Compensation

The Company does not currently reimburse directors for expenses incurred, if any, in attending meetings of the Board of Directors. The Company does not currently pay director fees to directors for their service on the Board.

Options Granted To Executive Officers

There are currently no options to purchase Common Shares granted to the Named Executive Officers.
Employment Agreements

There are currently no employment agreements. It is not anticipated that these will be implemented in the near future.

Directors' and Officers' Insurance

The Company intends to purchase liability insurance for the directors and officers of the Company. No part of this premium will be paid by the directors or officers of the Company.

STOCK OPTION PLAN

The Company does not currently maintain a stock option plan

INDEBTEDNESS OF DIRECTORS AND SENIOR OFFICERS AND PROMOTERS

No director, senior officer, promoter or other member of management or their respective associates or affiliates have been indebted to the Company at any time during the period ended December 31, 2000 or since that date.

PROMOTERS

James R. Simmons, Richard Nadeau, Jr., Scott B. Adams and Kevin Gillis may be considered to be promoters ("Promoters") of the Company as they took the initiative in founding and organizing the Company.


                                     PART IV

                    ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

      Exhibit No.           Exhibit
x     2.10                  Agreement and Plan of Share Exchange

x     2.11                  Articles of Share Exchange

#     3(a)                  Articles of Incorporation

#     3(b)                  Bylaws

#     4(a)                  Agreements Defining Certain Rights of
                            Shareholders

#     4(b)                  Specimen Stock Certificate

x     5.10                  Legal Opinion (Nadeau & Simmons, P.C.) -

                            Investment Representation Letter

      7                     Not applicable

      9                     Not applicable


      11                    Not applicable

      14                    Not applicable


      16                    Not applicable

      21                    Not applicable


x     23.1                  Consent of Counsel
                            (contained in Exhibit 5.1)

##    24.1                  Consent of CPA.

      27                    Financial Data Schedule

      28                    Not applicable

##    99.1                  Safe Harbor Compliance Statement
____________________________

x     filed herewith

#     previously filed

## incorporated herein by reference from Registrant's Definitive Information Statement, filed on Schedule 14C on June 12, 2000.


    (b)  REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the 2000 fiscal year.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10KSB to be signed on its behalf by the undersigned hereunto duly authorized.

NORTHBOROUGH HOLDINGS

By:  /s/ James R. Simmons

________________________________
JAMES R. SIMMONS
President

Date: March 31, 2001

                           POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Henry Stevens, his true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution, for then and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

This power of attorney may be executed in counterparts.

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                   TITLE          DATE
- ---------                   --------       -------------------------

/s/ Richard Nadeau, Jr.     VP, Secretary  March 31, 2001

/s/ Scott B. Adams          VP, Treasurer  March 31, 2001

/s/ Kevin A. Gillis         Director       March 31, 2001


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                        --------------------------

                                 EXHIBITS

                                    TO

                               FORM 10-KSB

                       ---------------------------


                        NORTHBOROUGH HOLDINGS, INC.

                               EXHIBIT INDEX

     (a)  EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

      Exhibit No.           Exhibit


#     3(a)                  Articles of Incorporation

#     3(b)                  Bylaws

#     4(a)                  Agreements Defining Certain Rights of
                            Shareholders

#     4(b)                  Specimen Stock Certificate

x     5.10                  Legal Opinion (Nadeau & Simmons, P.C.) -

                            Investment Representation Letter

      7                     Not applicable

      9                     Not applicable


      11                    Not applicable

      14                    Not applicable


      16                    Not applicable

      21                    Not applicable

x     23.1                  Consent of Counsel
                            (contained in Exhibit 5.1)

x    24.1                   Consent of CPA.

      27                    Financial Data Schedule

      28                    Not applicable

x    99.1                  Safe Harbor Compliance Statement
____________________________

x     filed herewith

#     previously filed