Form 10QSB
period 2001-03-31
NORTHBOROUGH HOLDINGS INC
filed 2001-05-15
CIK 1109484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March  31, 2001

            Commission file Number                   000-30007


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

Common Stock, $.001 par value - 1,200,000 shares as of March 31, 2001.

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

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
          FINANCIAL STATEMENTS AND EXHIBITS


(a) The following financial statements of the Company are filed as part of this registration statement:

                          NORTHBOROUGH HOLDINGS, INC.

                                BALANCE SHEET
                               March 31, 2001

                                   ASSETS

Current Assets
    Checking/Savings                    $  7,526.28

Total Current Assets                    $  7,529.28

Fixed Assets                            $158,893.01

Other Assets                            $827,651.40


          TOTAL ASSETS                            $994,070.69


                               LIABILITIES & EQUITY

Liabilities
     Current Liabilities                          0
       Other Current Liabilities
          Escrow deposits                $ 1,146.26
          Accrued Accounts payable         5,957.86
          Sovereign Line of Credit       400,000.00
          Security Deposit                 2,650.00

       Total Other Current Liabilities  $409,754.12

      Total Current Liabilities         $409,754.12

     Long Term Liabilities              $119,305.58

  Total Liabilities                     $529,059.70

  Equity
     Member Contributions                459,454.50
     Retained Earnings                   639,051.32
     Net Income                           16,505.17
  Total Equity                           465,010.99

            Total Liabilities and Equity          $994,070.69

                       NORTHBOROUGH HOLDINGS, INC.
                              PROFIT & LOSS

                             March 31, 2000
Ordinary Income/Expense
     Income                              $27,791.14

   Total Income                          $27,791.14

     Expense
         Bank Service Charges                 17.04
         Filing Fees                         250.00
         Insurance                         4,622.68
         Interest Expense
             Loan Interest                   418.61
             Mortgage                      2,612.51

         Total Interest Expense         $  3,031.12

         Postage and Delivery                182.82

         Professional Fees
             Legal Fees                    2,657.07

         Total Professional Fees           2,657.07

      Taxes
          Property                      $      0.00

      Total Taxes                       $      0.00

     Total Expense                      $ 11,911.46

  Net Ordinary Income                   $ 15,879.68

  Other Income/Expense
     Other Income
        Interest Income                 $    625.49

     Total Other Income                 $    625.49

  Net Other Income                      $    625.49

            NET INCOME                            $  16,505.17

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



                                      /s/Rooney, Plotkin & Willey, LLP
                                      ROONEY, PLOTKIN & WILLEY, LLP

February 9, 2001

                                NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                                         Consolidated Balance Sheets

                                                          December 31,
                                                     2000             1999
                                                     -----------      ------
---
                                   ASSETS

Cash                                                 $   50,456       $ 5,910
Notes Receivable (Note 2)                               120,325       108,994
Mortgage Loans and Other
 Receivable, Net (Note 3)                               258,725       436,778
Real Estate Under Operating
 Lease, Net (Notes 4 and 10)                            158,893       164,857
Other Assets (Note 5)                                       300       105,000
                                                    -----------       ---------

Total Assets                                         $  588,699      $821,539
                                                    ===========       ==========

                              LIABILITIES AND EQITY

Liabilities:

  Note Payable, Bank (Note 6)                        $        -      $ 37,000
  Income Taxes Payable (Note 7)                         123,767           250
  Accrued Distributions                                       -       240,000
  Accrued Expenses                                       14,500        15,000
  Long-Term Debt (Note 8)                               122,783       136,682
  Security Deposit                                        2,650         2,650
                                                    -----------       ----------
  Total Liabilities                                     263,700       431,582
                                                    -----------       ----------
Equity: (Note 1A)

  Members' Equity                                             -       389,957
  Common Stock (Note 9)                                   1,200             -
  Additional Paid-In Capital                            132,729             -
  Retained Earnings                                     191,070             -
                                                    -----------       ----------
  Total Equity                                          324,999       389,957
                                                    -----------       ----------
Total Liabilities and Equity                         $  588,699      $821,539
                                                    ===========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                         Consolidated Statements of Operations

                                                 Years Ended December 31,
                                              2000               1999
                                              -----------        -----------
-
Operating Revenues:
  Interest Income                             $  305,204         $  150,492
  Fee Income                                       9,803             31,327
  Gain on Disposition of
    Mortgage Loans                            $  140,689             70,950
                                              -----------        ------------
  Total Operating Revenues                       455,696            252,769

General and Administrative Expenses               73,193             31,036
                                               -----------        ------------
Income from Operations                           382,503            221,733
                                               -----------        ------------

Other Income (Expense):

  Rental Income, Net (Note 10)                    21,011             24,474
  Interest Income                                  5,710              4,529
  Interest on Note Payable, Bank                 (18,415)            (1,984)
                                               -----------        ------------
  Total Other Income                               8,306             27,019
                                               -----------        ------------

Income before Provision for Income Taxes         390,809            248,752

Provision for Income Taxes (Note 7)              123,767                250
                                               -----------        ------------

Net Income                                    $  267,042         $  248,502
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

     Original loans consist of the following at December 31, 2000:

                                                      Principal
Unamortized
                                                      Amount
Discount
9.05% mortgage loan, due 1998                         $  191,220     $    635
10.00% mortgage loan, due 2002                           144,261      110,600
10.50% mortgage loan, due 2012                            34,713       24,641
10.50% mortgage loan, due 2002                             7,441        3,034
Other non-interest bearing secured
receivable, due 1995                                      30,085       10,085
                                                       ---------      --------
                    Totals                              $407,720     $148,995
                                                       ---------      --------


                  NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 2000 AND 1999
                  ------------------------------------------


3.   MORTGAGE LOANS AND OTHER RECEIVABLE, NET: (Continued)

     Original loans consist of the following at December 31, 1999:

                                         Principal    Unamortized
                                         Amount       Discount
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

    1.    PLAN OF OPERATION FOR THE NEXT 12 MONTHS


             The plan of operation for the next twelve months  is to engage in those activities described in Item 1 under the BUSINESS OF COMPANY section. The corporate policy regarding these activities will be formed through a generation of ideas and direction from a Board of Directors. The
day-to-day   operations  and  decisions  will  be  delegated  to  a  senior management team directed by a chief executive officer with counsel and implementation from experienced officers. The four primary officers of the Company who will be responsible for the day-to-day implementation of the corporate policy and direction will be James R. Simmons, Scott B. Adams, Richard Nadeau, Jr. and Kevin Gillis. All four were founding members of Realty. Realty has been in the business of acquiring defaulted loan obligations from financial institutions and collecting said obligations through negotiation or foreclosure on the collateral securing the loan. Its emphasis has been on purchasing individual assets from New England banks. These assets are generally smaller loans ($150,000 to $300,000) which are ripe for immediate restructure or conversion to foreclosure or refinance. The Company's success will largely be driven by the proven experience of its management who have already demonstrated the viability of the Company's business plan through the experiences of Realty. The collective practical experience of this group in the areas of business the Company will engage in is important in the operations of the Company. Each brings a specific set of skills and knowledge that include commercial banking, loan workout, real estate, environmental liability and law. These individuals have already developed the necessary contacts and demonstrated their abilities with major financial institutions such that they are now called on a regular basis to acquire individual or bulk sale assets. The principals are critical as there is truly a "barrier of entry" into the Asset acquisition business which has already been bridged by this group. Further, management has developed a system of performing due diligence on these assets and a proven formula for successful bidding. Realty has earned over $1.4 million net profit on an original capital investment of $300,000 in its three and one-half (3.5) years of operation, having experienced average rates of return on equity of over fifty percent (50%). Realty has also identified
and  acquired  medium  and  long-term  "performing" assets   at  significant
discounts which provide ongoing cash flow. These asset are typically loans which had historic payment defaults, but which Realty has resurrected by
restructuring  the  payment   provisions  or  convincing  the  borrower  to
reinstate to avoid lose of the collateral.

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

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-QSB contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions; domestic and foreign government spending, budgetary and trade policies; Asset performance, successful development of new business lines, and competition as well as other risks and uncertainties, including but not limited to those described above in the discussion under RISK FACTORS, and those detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

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


                                           NORTHBOROUGH HOLDINGS, INC.

                                           /s/ Nadeau & Simmons, P.C.

DATE: July __, 2000                        By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent







