Form 10QSB
period 2001-06-30
NORTHBOROUGH HOLDINGS INC
filed 2001-08-20
CIK 1109484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           June 30, 2001

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

Common Stock, $.001 par value - 1,200,000 shares as of June 30, 2001.

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

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         FINANCIAL STATEMENTS AND EXHIBITS


(a) The following financial statements of the Company are filed as part of this registration statement:

                          NORTHBOROUGH HOLDINGS, INC.

                                BALANCE SHEET
                               June 30, 2001

                                   ASSETS

Current Assets
    Checking/Savings                    $ 10,758.22

Total Current Assets                    $ 10,758.22

Fixed Assets                            $158,893.01

Other Assets                            $919,852.02


          TOTAL ASSETS                            $1,089,503.25


                               LIABILITIES & EQUITY

Liabilities
     Current Liabilities                          0
       Other Current Liabilities
          Escrow deposits                $ 1,146.26
          Accrued Accounts payable          (967.14)
          Sovereign Line of Credit       390,000.00
          Security Deposit                 2,650.00

       Total Other Current Liabilities  $392,829.12

      Total Current Liabilities         $392,829.12

     Long Term Liabilities              $115,828.58

  Total Liabilities                     $508,657.70

  Equity
     Distributions                      (332,000.00)
     Opening Balance Equity                  386.14
     Member Contributions                141,454.50
     Retained Earnings                   639,041.32
     Net Income                          131,963.59
  Total Equity                           580,845.55

            Total Liabilities and Equity          $1,089,503.25

                       NORTHBOROUGH HOLDINGS, INC.
                              PROFIT & LOSS

                             March 31, 2000
Ordinary Income/Expense
     Income                              $204,430.50

   Total Income                          $204,430.50

     Expense
         Returned Deposited Item            1,000.00
         Bank Service Charges                  45.84
         Equipment Rental                     196.00
         Filing Fees                          260.00
         Insurance                         13,322.93
         Interest Expense
             Loan Interest                  7,533.75
             Mortgage                       5,205.91

         Total Interest Expense         $  12,739.66

         Legal                                907.72
         Maintenance of R/E                   570.84
         Postage and Delivery                 219.74

         Professional Fees
             Auction                       1,992.00
             Commitment                   15,000.00
             Legal Fees                    2,657.07

         Rent                                900.00

         Repairs
             Building Repairs                940.00

         Total Professional Fees          24,219.04

      Taxes
          Property                      $  5,905.56
          State                                0.00

      Total Taxes                       $  5,905.56

      Travel & Entertainment            $  5,921.20

     Utilities
          Gas and Electric              $  3,238.86
          Water                         $  1,110.09
       Total Utilities                  $  4,348.95

          Total Expense                 $ 71,497.48

Net Ordinary Income                   $  132,933.02

  Other Income/Expense
     Other Income
        Interest Income                 $    630.57

     Total Other Income                 $    630.57

     Other Expense                         1,600.00
     Total Other Income                    1,600.00

  Net Other Income                      $   (969.43)

            NET INCOME                            $  131,963.59

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

    2. NEED FOR ADDITIONAL FINANCING


        Northborough Capital Partners, LLC, a wholly-owned subsidiary of the Registrant, has secured a $2,000,000 Revolving Line of Credit. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. However, given its current operations and extended business plan, the Company has sufficient cash flow and line of credit.


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


                                           NORTHBOROUGH HOLDINGS, INC.

                                           /s/ Nadeau & Simmons, P.C.

DATE: August 15, 2001                      By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent