Form 10QSB
period 2001-09-30
NORTHBOROUGH HOLDINGS INC
filed 2001-11-14
CIK 1109484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 2001

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

Common Stock, $.001 par value - 1,200,000 shares as of September 30, 2001.

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

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
          FINANCIAL STATEMENTS AND EXHIBITS


(a) The following financial statements of the Company are filed as part of this registration statement:

                          NORTHBOROUGH HOLDINGS, INC.

                                BALANCE SHEET
                               September 30, 2001

                                   ASSETS

Current Assets
    Checking/Savings                    $  5,375.31

Total Current Assets                    $  5,375.31

Fixed Assets                            $158,893.01

Other Assets                            $958,235.99


          TOTAL ASSETS                            $1,122,504.31


                               LIABILITIES & EQUITY

Liabilities
     Current Liabilities                          0
       Other Current Liabilities
          Escrow deposits                $ 1,146.26
          Accrued Accounts payable          (967.14)
          Textron Line of Credit         682,672.37
          Security Deposit                 2,650.00

       Total Other Current Liabilities  $685,501.49

      Total Current Liabilities         $685,501.49

     Long Term Liabilities              $112,351.58

  Total Liabilities                     $797,853.07

  Equity
     Distributions                      (554,540.00)
     Opening Balance Equity                  386.14
     Member Contributions                141,454.50
     Retained Earnings                   639,041.32
     Net Income                           98,309.28
  Total Equity                           324,651.24

            Total Liabilities and Equity          $1,122,504.31

                       NORTHBOROUGH HOLDINGS, INC.
                              PROFIT & LOSS

                             March 31, 2000
Ordinary Income/Expense
     Income                              $229,974.27

   Total Income                          $229,974.27

     Expense
         Returned Deposited Item            2,000.00
         Advertisement                      2,161.69
         Bank Service Charges                 273.09
         Equipment Rental                     196.00
         Filing Fees                          955.00
         Insurance                         20,403.13
         Interest Expense
             Loan Interest                 16,073.61
             Mortgage                       7,722.69

         Total Interest Expense         $  23,796.30

         Legal                                907.72
         Maintenance of R/E                   570.84
         Postage and Delivery                 231.70

         Professional Fees
             Auction                       1,992.00
             Commitment                   45,017.50
             Legal Fees                    8,513.29

         Rent                              2,250.00

         Repairs
             Building Repairs                940.00

         Total Professional Fees          55,522.79

      Taxes
          Property                      $  5,905.56
          State                               25.00

      Total Taxes                       $  5,930.56

      Travel & Entertainment            $  8,688.67

     Utilities
          Gas and Electric              $  3,858.19
          Water                         $  1,110.09
       Total Utilities                  $  4,968.28

          Total Expense                 $130,147.53

Net Ordinary Income                   $   99,826.74

  Other Income/Expense
     Other Income
        Interest Income                 $    635.54

     Total Other Income                 $    635.54

     Other Expense                         2,153.00
     Total Other Income                    2,153.00

  Net Other Income                      $ (1,517.46)

            NET INCOME                            $  98,309.28

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    1.    PLAN OF OPERATION FOR THE NEXT 12 MONTHS


             The plan of operation for the next twelve months is to engage in those activities described in Item 1 under the BUSINESS OF COMPANY section of the Registrant's Form 10-SB. The corporate policy regarding these activities will be formed through a generation of ideas and direction
from a Board of Directors.  The day-to-day   operations  and  decisions
will be delegated to a senior management team directed by a chief executive officer with counsel and implementation from experienced officers.

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

The collective practical experience of this group in the areas of business the Company will engage in is important in the operations of the Company. Each brings a specific set of skills and knowledge that include commercial banking, loan workout, real estate, environmental liability and law. These individuals have already developed the necessary contacts and demonstrated their abilities with major financial institutions such that they are now called on a regular basis to acquire individual or bulk sale assets. The principals are critical as there is truly a "barrier of entry" into the Asset acquisition business which has already been bridged by this group. Further, management has developed a system of performing due diligence on these assets and proven formula for successful bidding. Realty has earned over $1.4 million net profit on an original capital investment of $300,000 in its three and one-half (3.5) years of operation, having experienced average rates of return on equity of over  fifty  percent  (50%). Realty has also identified
and  acquired  medium  and  long-term  "performing" assets   at  significant
discounts which provide ongoing cash flow. These asset are typically loans which had historic payment defaults, but which Realty has resurrected by
restructuring  the  payment   provisions  or  convincing  the  borrower  to
reinstate to avoid lose of the collateral.

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