Form 10KSB
period 2001-12-31
NORTHBOROUGH HOLDINGS INC
filed 2003-03-05
CIK 1109484

FORM 10-KSB

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

     DECEMBER 31, 2001

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


                                 56 Pine Street
                              Providence, RI 02903
                                  401-272-5800

               --------------------------------------------------
                    (Address of Principal Executive Offices)

                             NADEAU & SIMMONS, P.C.
                                 56 Pine Street
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

COMMON STOCK,
PAR VALUE $ 0.001 PER SHARE       NASD


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

         [ ]

State issuer's revenues for its most recent fiscal year:

     $   405,397

As of December 31, 2001, 1,200,000 shares of the issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are following by reference into the annual report:


a)-1. The Company's Form 10-QSB, filed March 15, 2001 for the quarter ending March 31, 2001;

      The Company's Form 10-QSB, filed August 20, 2001 for the quarter ending June 30, 2001;

      The Company's Form 10-QSB, filed November 14, 2001 for the quarter ending September 30, 2001;

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


Transitional Small Business Disclosure Format:  Yes [ ]     No [X]


                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS


----------------------------------------------------------------------------
                        IMPORTANT FACTORS RELATED TO
               FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
----------------------------------------------------------------------------

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

-  expectation that the Company can secure additional capital;

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

-  the Company would continue to expand;

- capital will be available to fund the Company's growth at a reasonable cost;

- competitive conditions within the industry would not change materially or adversely;

-  demand for the Company's product would remain strong;

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

BUSINESS DESCRIPTION

Northborough Holdings, Inc. ("Northborough" or the "Company"), through its wholly owned subsidiaries Northborough Capital Partners, LLC, a Rhode
Island limited liability company ("Capital") and Northborough Realty Holdings, LLC, a Rhode Island limited liability company ("Realty") is seeking to expand its operations and take advantage of what it sees as a burgeoning opportunity in the non-performing loan and distressed asset market. After five (5) years of operation by Capital, the Company's management has established and shown the expertise necessary to remain consistently profitable and obtain above market rates of return on equity invested in non-performing commercial and residential loans. Since its inception in 1996, Capital has essentially been run on a part time basis by its officers. However, the Company sees significant opportunities with the slowing economy causing loan defaults to rise.

The looming credit problems facing the banks and other financial institutions is resulting in increased inventory of non-performing loan obligations. With the extensive experience of its officers, established both through the operations of the Company and their individual work experiences, the Company seeks to become a leader in the acquisition of non-performing and sub-performing loan obligations. By increasing its available capital and solidifying the Company's infrastructure by investments in technology and personnel as demand justifies, the Company believes it is poised to take advantage of the coming market. Given the dramatic increase in inventory and the financial institutions' willingness to quickly rid themselves of these non performing obligations and improve their balance sheets, the Company sees the coming twenty-four (24) month period as perhaps the best time for its business since the early to mid 1990's.

History

Background and Company Strategy

Northborough, is a holding company formed to engage directly in financial services and to own all of the membership interests of Capital and Realty (collectively sometimes referred to as the "Subsidiaries"). Capital focuses primarily on the acquisition, management and/or liquidation of non-performing loan portfolios ("Asset Portfolios"), individual non-performing and under-performing loans ("Assets") and distressed real estate, securities and other properties for its own account and to manage for third party investors. Realty is a realty holding company which performs the role of acquiring and owing real estate which was the collateral securing the non-performing loans held by Capital and to acquire directly by purchase real property.
Capital began operations on May 29, 1996 and Realty was formed on July 11, 2001; the officers are currently the same individuals for both companies and they have extensive experience in the areas of banking, real estate, law and acquisition and management of commercial loans, loan portfolios and real estate. Further details with regard to their experience is set forth in the section below-entitled "Management".

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

The primary business of the Company through its Capital subsidiary involves acquiring Asset Portfolios and Assets at a substantial discount to face value and resolving them to obtain a maximum recovery. The Company will also be involved in some highly selective commercial mortgage lending.
The Company, through its Realty subsidiary, also engages in the acquisition, development, re-development, leasing and managing of commercial real estate.

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

The Company will focus its efforts on the following fronts:

Asset Management

     The Company's primary business, (through its Capital subsidiary)is the acquisitions on management of Assets and Asset Portfolios consisting of distressed loans secured by real estate and other collateral. The market for distressed loans had been somewhat reduced in the late 1990's due to strengthening financial institutions and real estate markets. However, there has continued to be significant opportunities to acquire such Asset Portfolios and single Assets. With the slowing economy, stock market, and unstable international political climate the increase in non-performing loan inventories has recently emerged and the Company believes a significant increase in opportunity is ahead. By staying active in these areas and maintaining access to significant cash reserves, the Company will be poised to take advantage of buying opportunities during this next economic downturn.

Real Estate Investment

      The Company also intends to become a significant investor in commercial real estate properties throughout New England, with expansion into New York and the Mid-Atlantic Region, and ultimately into Southern and Southwestern U.S. The acquisitions of real estate shall primarily come about through
Capital's foreclosure on collateral securing loans it has purchased.
However, Realty will also purchase real estate through distressed sale scenarios, such as foreclosures, receiverships, bankruptcy proceedings, and estate sales. This approach to acquisition remains particularly important in a time of rising real estate prices. It is the Company's belief that the recovery in the real estate market is pushing prices to a point which might eclipse the inherent value of the asset. As such, to avoid being a purchaser at the peak of the market, the Company will seek to acquire properties from distressed sellers at a discount to current market price. The Company looks for properties that are fundamentally sound, but may be available at distressed prices as a result of mismanagement, an excessive debt burden, or other similar problems. The Company will target a wide range of commercial real estate properties, including office buildings, retail, industrial and multi-tenant
residential  properties.   While the recovered/recovering real estate markets
have narrowed the dramatic discounts to market value which distressed sales have produced over the past five (5) years, significant opportunities remain for those investors who are able to identify assets in those areas where demand for space continues to grow on a solid and non-speculative basis.

Commercial Lending

The Company, through Capital shall also engage in a limited amount of direct lending to small businesses and commercial real estate borrowers. The Company can perform a range of commercial mortgage banking services, such as origination, underwriting, placement, selling and servicing. This is an area of great growth potential given the large number of commercial real estate loans outstanding throughout the Northeast and the nation, many of which are refinanced each year. Initially, the Company intends to focus on bridge loans to borrowers who have an immediate need for capital to acquire or improve real estate or to make investments in their business interests in preparation for sale or refinancing. Given the immediacy of the need for such funds, the Company can command significant fees and points in addition to the above market interest rates as permitted by law. Such loans can be held by Capital or placed with third party investors. The Company will seek loans where the borrower has substantial collateral (almost always real estate or other fixed assets) with significant equity available in case of default. Normally, the Company looks for loan-to-value ratios of 70% or less before making such loans. Personal guaranties will also generally be required. The Company and its subsidiaries are not currently licensed as mortgage lenders or brokers in any jurisdiction and must currently rely on statutory and regulatory exceptions which permit it to lend money without becoming a licensed financial institution. To the extent that the Company will emphasize this line of business it may be required that the Company obtain appropriate regulatory approval to make such loans or acquire an entity already appropriately licensed and engaged in this business.

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

As with many things, timing is everything. The inventory of defaulted loans appeared to have diminished in the late 1990's due to the recovering/recovered real estate market and overall economy. The banks, insurance companies and other financial institutions which survived the tumult generally emerged in a stronger position with smaller portfolios of loans in default (relative to assets). They also attempted to establish better staffed loan workout departments and more experienced loan officers to handle the collection and sale of such Assets Portfolios. Also, more participants entered the market as buyers of such Assets the availability of
deeply discounted loans diminished.   Nonetheless, the Company believes that
the time is ripe to increase its available funds for acquisition of individual loans and loan portfolios in preparation of the inevitable dip in the economic cycle. It is our belief that the combination of competition for market share by lending institutions combined with increases in market price of the underlying collateral in the late 1990's has lead to a significant increase in the level of marginal loans and ultimately the number of loan defaults. For some time now there has been a "continuing erosion in commercial loan quality despite the economy's overall vigor." Wall Street Journal. Bank Stocks are Facing Added Pressure From Worry Over Loans, Portfolio Losses, Sept. 14, 1999". Even in the bull market, which many consider to be the best in history, the total of nonperforming loans at the 25 largest banks in the United States increased significantly.
Id; See also Section 5 of this Executed Summary. This trend, combined with the increase in bank consolidation, and the financial institutions' embracing of the idea of disposing of under performing assets through outright third party sales make it likely that the available
inventory of Assets should continue to increase in  the  near  future.   This
increase in inventory of non-performing loans will ultimately result in greater margins/discounts to the face value of the assets and asset portfolios.

By establishing and maintaining a greater presence in this market, the Company believes it can continue to make significant returns while maintaining sufficient liquidity in order to take advantage of market anomalies in as more dramatically discounted loan portfolios are now becoming available. Even were such market adjustment not to develop or exist for an extended period, the Company's personnel are experienced and adept at locating and purchasing assets at prices which allows for competitive current returns and appreciation through value-added activities.

Most Assets and Asset Portfolios the Company will purchase will be in payment default when acquired. Once purchased, assumes control of the management of the Asset or Asset Portfolio, which includes servicing and resolution. Normally, we will not renew or refinance the obligations, but will look to recovery through either (i) a payoff from the borrower (often accomplished by refinancing through a third party lender) or (ii) foreclosure and sale of the collateral. However, in some instances where the Asset has been acquired at a substantial discount and the borrower agrees to continue to pay in accordance with the loan terms, the Company will choose to hold the Asset due to its high current rate of return and related collateral value.

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

Many of the Assets and Asset Portfolios that are purchased by the Company will be primarily tied to the real estate securing the loan. However, there will also be some collateralized business loans, which will be resolved based either on the cash flow of the business, real estate owned by the business and/or other collateral securing the loan. The Company will obtain information and learn of Asset Portfolios and individual Assets available for sale from many different sources. The management of the Company have established relationships with various financial institutions from which they have purchased assets before and there will be repeat business and referrals from those sellers. The reputations and relationships that management has established with various Asset sellers will be further solidified by the Company gaining a reputation as an active portfolio purchaser with sufficient resources and a steady commitment to the market. There are also additional sources of business from joint venture partners or investors who will seek the Company's assistance in Asset Portfolio purchases and management, as well as other related business opportunities developed and initiated by management of the Company.

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

The review of Assets and Asset Portfolios is conducted by management and employees with substantial experience in the analysis of non-performing and under-performing loans. Management has a broad range of experience which includes commercial lending with major financial institutions, legal experience in commercial lending, collection, workout and bankruptcy, and commercial real estate development and management. When determining what to bid on an Asset, management will work together to form bids based upon the value of the underlying collateral, the likely cash flow and the likely time and expense necessary to obtain sufficient recovery.

Commercial Lending

In addition to acquiring loan portfolios, the Company may engage in both brokering and/or making a limited amount direct loans to commercial borrowers. The market to be targeted by the Company will be borrowers seeking commercial loans who have been unsuccessful in obtaining loans from more traditional lenders. These instances may range from borrowers who must obtain funding on very short notice to those who are seeking lenders of last resort because
of troubled credit histories or immediate need for  capital.   The  Company
believes these can still be good credit risks provided the Company obtains sufficient collateral. Furthermore the lender is compensated for the immediate availability of funds and the increased credit risk through significant fees and interest rates. The Company has and will further develop a network of commercial lenders which can act as participants or joint venture parties in these loan transactions. The emergence of a market for securitized commercial real estate mortgage pools may also provide the Company with an available outlet for loans it makes. The level of the Company's involvement in the direct lending market will be limited in the near terms, but we believe that developing a market presence among the institutional buyers will provide an increase in the number of commercial real estate loans the Company could make directly with its own capital. Also, increased exposure to institutions engaged in the securitization of loans might increase the Company's ability to obtain access to the institutions managing those loans held in such securitized pools. Such pools have defaulted loans which may provide Assets for
the Company to acquire at discount to face value.   Subject to obtaining
necessary regulators approval the Company may act as a commercial loan broker. The risk of loss is much less when the Company's own capital is not used to make the loan, even if the intent of a Company funded loan is to sell the loan to a third party. There is an increasing number of bank and non-bank lenders in the market place looking to make such commercial loans that rely on third party brokers for leads.

SBA Lending

A longer term goal of the Company might be to establish itself as a non-bank lender to better qualified borrowers using government guaranty programs through the SBA. The Company could establish and fund a wholly owned subsidiary to provide capital to small business and entrepreneurs
through the use of SBA  guaranteed  loans.   The Company's subsidiary could
qualify as a Small Business Investment Corporations (an "SBIC") under the SBA's guidelines and make loans for financing commercial real estate, machinery and equipment or a business acquisition. This program allows the Company to participate in a growing and profitable lending area while limiting the risk of loss by use of SBA loan guarantees. We believe the market for small commercial real estate loans is under served by larger lending institutions which often have large minimum loan sizes and limited terms.

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

Strategic Teaming Relationships

The Company is attempting to enter into, strategic partnering relationships with several major banking and financial industry participants to significantly broaden its reach within its target market. Several of these key relationships will be disclosed under special circumstances and the execution of confidentiality agreements.

Competition

The competition the Company will meet in the Asset acquisition areas is somewhat fragmented. There are national, local and regional competitors in the Asset acquisition and Asset management markets. Many of these competitors are larger and have far greater financial resources than the Company does. The Company also anticipates based on its management's prior experience that there will continue to be substantial and, perhaps, increasing competition and a market for Asset Portfolios and individual Assets which may limit the near term profit margins in the Asset acquisition business. However, the Company believes it can remain a competitive bidder and the management's extensive experience, commitment and relative conservative approach will enable the Company to uncover opportunities that more recently arrived competitors in the market will miss. Nonetheless, the Company believes it may in the near term have to raise its bids for assets higher than it would have in the depths of the recession in the early 1990's.
The Company will also have to have access to significant capital in order to be a competitive bidder for Asset Portfolios.

Since the primary focus of the Company will be in the Asset acquisition and management field, its entry into the commercial mortgage banking and commercial lending and residential mortgage business will be initially very limited and subject to determining the need for regulatory approval. Although these businesses are fragmented, there are certain major national competitors as well as local and regional entities which command a significant market share. Because many such competitors have superior access to capital sources, it will give them an advantage.

Operations and Facilities

The Company's registered and records office is at 17 West Cheyenne Mountain Boulevard, Colorado Springs, Colorado 80906. The Company's principal office, and that of its Subsidiaries is at 56 Pine Street, Providence, RI 02903.


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

          The Company does not own any real estate used in its operations except for investment purposes. Capital leases space in 56 Pine Street, Providence, Rhode Island and Holdings at . The leases currently require no cash payment, but if capital is raised as assumed in the Company's projections set forth ITEM 2.B. hereof, then the Company will require additional office space and will begin to pay rent as estimated in said Projections.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                December 31, 2001
                    =====================================
                          YEAR ENDING DECEMBER 31, 2001
                    =====================================

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

Plan of Operation

1.    PLAN OF OPERATION FOR THE NEXT 12 MONTHS

The plan of operation for the next twelve months is to engage in those activities described in Item 1 under the BUSINESS OF COMPANY section. The corporate policy regarding these activities will be formed through a generation of ideas and direction from a Board of Directors. The day-to-day operations and decisions will be delegated to a senior management team directed by a chief executive officer with counsel and implementation from experienced officers. The four primary officers of the Company who will be responsible for the day-to-day implementation of the corporate policy and direction will be James R. Simmons, Scott B. Adams, Richard Nadeau, Jr. and Kevin A. Gillis.
All four were founding members of Capital and Realty. Capital has been in the business of acquiring defaulted loan obligations from financial institutions and collecting said obligations through negotiation or foreclosure on the collateral securing the loan. Its emphasis has been on purchasing individual assets from New England banks. These assets are generally smaller loans ($150,000 to $300,000) which are ripe for immediate restructure or conversion to foreclosure or refinance. The Company's success will largely be driven by the proven experience of its management who have already demonstrated the viability of the Company's business plan through the experiences of the
Company's Subsidiaries.   The collective practical experience of this group in
the areas of business the Company will engage in is important in the operations of the Company. Each brings a specific set of skills and knowledge that include commercial banking, loan workout, real estate, environmental liability and law. These individuals have already developed the necessary contacts and demonstrated their abilities with major financial institutions such that they are now called on a regular basis to acquire individual or bulk sale assets. The principals are critical as there is truly a "barrier of entry" into the Asset acquisition business which has already been bridged by this group. Further, management has developed a system of performing due diligence on these assets and a proven formula for successful bidding. REALTY has earned over $1.8 million net profit on an original capital investment of $300,000 in its six (6) years of operation, having experienced average rates of return on equity of over fifty percent (50%). REALTY has also identified and acquired medium and long-term "performing" assets at significant discounts which provide ongoing cash flow. These assets are typically loans which had historic payment defaults, but which REALTY has resurrected by restructuring the payment provisions or convincing the borrower to reinstate to avoid lose of the collateral.

  2.   NEED FOR ADDITIONAL FINANCING

          No commitments to provide additional funds have been made
by management or other stockholders.   Accordingly, there can be no
assurance that any additional funds will be available to the Company to allow it to cover its expenses. However, given its current operations and extended business plan, the Company has sufficient cash flow and line of credit availability to continue to execute the business plan of the Company. However, the proposed rate of growth and financial projections assume raising $6,000,000 through the issuance and sale of equity in the Company. If such capital is not raised through such an offering, the Company's growth proportions may not be met. Nonetheless, the Company and its Subsidiaries would still have sufficient cash flow and debit availability to continue along its historical operational history.

Results of Operations

Assets

Cash decreased from $ 50,456 at December 31, 2000 to $ 12,341 at
December 31, 2001 due to operational expenses and purchase of collection of Notes payable (see the corresponding increase in Notes Receivable and Mortgage Loans and Other Receivables). Mortgage Loans and Other Receivables increased from $ 285,725 at December 31, 2000 to $ 765,125 at December 31, 2001 due to acquisition of Notes Receivable and Mortgage Loans. An income tax receivable of $24,105 resulted from an overpayment of federal income taxes in 2001. Other Assets remained unchanged $300 at December 31, 2001 and $ 300 at December 31, 2000.

Liabilities and Equity

Notes Payable increased from $0 at December 31, 2000 to $ 339,900 at
December 31, 2001 as a result of borrowing on a Line of Credit. Income Taxes Payable decreased from $ 123,767 at December 31, 2000 to $0 at December 31, 2001 due to the payment of taxes from cash/see Income Tax Receivable Assets. Members' Equity increased from $ 324,999 at December 31, 2000 to $ 485,941 at December 31, 2001 due to the profitable operations of the Company.

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

                         DECEMBER 31, 2001 AND 2000


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

                        INDEPENDENT AUDITORS' REPORT


To the Stockholders
Northborough Holdings, Inc. and Subsidiaries
Providence, Rhode Island

We have audited the accompanying consolidated balance sheets of Northborough Holdings, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northborough Holdings, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                      _________________________________
                                      ROONEY, PLOTKIN & WILLEY, LLP

January 25, 2002

                 NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

<CPTION>

                                                                    December 31,

                                                             2001                  2000

                                                           -----------          ---------

                                    ASSETS

Cash                                                      $   12,341            $  50,456
Notes Receivable (Note 2)                                          -              120,325
Mortgage Loans and Other Receivable, Net (Note 3)            765,125              258,725
Real Estate Under Operating Lease, Net (Notes 4 and 9)       154,910              158,893
Income Tax Receivable                                         24,105                    -
Other Assets (Note 5)                                            300                  300
                                                         -----------            ---------

Total Assets                                              $  956,781            $ 588,699
                                                         ===========           ==========

                               LIABILITIES AND EQITY

Liabilities:

  Note Payable, Bank (Note 5)                             $  339,990       $           -
  Income Taxes Payable (Note 6)                                    -             123,767
  Accrued Expenses                                            20,325              14,500
  Mortgage Note Payable(Note 7)                              108,875             122,783
  Security Deposit                                             2,650               2,650
                                                         -----------         -----------
  Total Liabilities                                          471,840             263,700

                                                         -----------         -----------
Equity: (Note 1A)
  Common Stock (Note 9)                                        1,200              1,200
  Additional Paid-In Capital                                 132,729            132,729
  Retained Earnings                                          351,012            191,070
                                                         -----------        -----------
  Total Equity                                               956,781            324,999
                                                         -----------        -----------
Total Liabilities and Equity                              $  956,781            588,699
                                                         ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations


                                                            Years Ended December 31,
                                                              2001               2000
                                                            -----------        ------------

Operating Revenues:
  Interest Income                                           $  229,537           305,204
  Fee and Other Income                                          24,577             9,803
  Gain on Disposition of Mortgage Loans                        151,283           140,689
                                                            ----------         -----------
  Total Operating Revenues                                     405,397           455,696

General and Administrative Expenses                            135,902            73,193
                                                            ----------         -----------

Income from Operations                                         269,495           382,503
                                                            ----------         -----------
Other Income (Expense):
  Rental Income, Net (Note 9)                                   20,298            21,011
  Interest Income on Cash                                          692             5,710
  Interest on Note Payable, (Note 5)                           (31,915)          (18,415)
                                                            ----------         -----------
  Total Other Income (Expense)                                 (10,925)            8,306
                                                           -----------        ------------

Income before Provision for Income Taxes                       258,570           390,809

Provision for Income Taxes (Note 6)                             98,628           123,767
                                                            ----------         -----------

Net Income                                                  $  159,942         $ 267,042
                                                            ==========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                Consolidated Statements of Changes in Equity

                                                 Additional
                                  Common         Paid-In        Retained      Members'
                                  Stock          Capital        Earnings      Equity       Total
                                  -----------    -------------  ------------  -----------  ----------

Balance, December 31, 1999        $         -    $           -  $          -  $  389,957   $  389,957
  Net Income Prior to Exchange
    of Members' Equity for
    Common Stock                            -                -             -      75,972       75,972
  Distributions to Members
    Prior to Exchange                       -                -             -    (332,000)    (332,000)
                                  -----------     ------------- ------------  ------------ -----------
    Subtotal Members' Equity                -                -             -     133,929      133,929

  Exchange of Members'
    Equity for Common Stock             1,200          132,729             -    (133,929)           -

  Net Income, After Exchange
    of Members' Equity
    for Common Stock                        -                -       191,070           -      191,070
                                  -----------     ------------  ------------  ------------ -----------
Balance, December 31, 2000          $   1,200        $ 132,729     $ 191,070  $        -   $  324,999
  Net Income                                -                -       159,942           -      159,942
                                  -----------     ------------  ------------  -----------  -----------
Balance, December 31, 2001          $   1,200        $ 132,729       351,012           -   $  484,941
                                  ===========     ============  ============  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                   Consolidated Statements of Cash Flows

                                             Years Ended December 31,

                                             2001             2000
                                             ------------     ------------
Operating Activities:

  Net Income                                 $  159,942       $  267,042
                                             ------------     ------------
  Adjustments to Reconcile Net
    Income to Net Cash
   Provided by Operating Activities:
      Depreciation                                3,983            5,964
      Bad Debt Expense                                -            7,999
      Gain on Disposition of Mortgage Loans    (151,283)        (140,689)
  Change in Operating Assets and Liabilities:
    Mortgage Loans and Other Receivable        (355,117)         310,743
    Income Taxes Receivable                     (24,105)               -
    Accrued Expenses                              5,825             (500)
    Income Taxes Payable                       (123,767)         123,517
                                             ------------     ------------
      Total Adjustments                        (664,464)         307,034
                                             ------------     ------------
Net Cash Provided by (Used In)
  Operating Activities                         (484,522)         574,076
                                             ------------     ------------

Investing Activities:

  Notes Receivable Originated                   (25,000)         (75,000)
  Repayments on Notes Receivable                145,325           63,669
  Maturity of Certificate of Deposit                  -          100,000
  Other                                               -            4,700
                                              ------------    ------------
Net Cash Provided by Investing
  Activities                                    120,325           93,369
                                              ------------    ------------

Financing Activities:
  Net Change in Note Payable                    339,990          (37,000)
  Principal Payments on Mortgage Note Payable   (13,908)         (13,899)
  Distributions to Members                            -         (572,000)
                                              ------------    ------------
Net Cash Provided by (Used in)
  Financing Activities                          326,082         (622,899)
                                              ------------    ------------

Increase (Decrease) in Cash                     (38,115)          44,546

Cash, Beginning of Year                          50,456            5,910
                                              ------------    ------------

Cash, End of Year                              $ 12,341           50,456
                                              ============    ============

Supplemental Disclosures of Cash Flow
 Information:

  Cash Paid During the Year for Interest       $ 29,804        $  3,999
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

                   NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                            December 31, 2001 and 2000

1.	Summary of Operations and Significant Accounting Policies:

A.	Organization and Principles of Consolidation:

The consolidated financial statements include Northborough Holdings, Inc. (NHI), a Colorado corporation, and its wholly owned subsidiaries, Northborough Capital Partners, LLC (NCP) and Northborough Realty Holdings, LLC (NRH), Rhode Island limited liability companies.

NHI was organized on November 20, 1999 to become the holding company for NCP. On March 13, 2000, NHI acquired full ownership of NCP in an exchange of common stock and additional paid-in capital for members' equity.

NCP was organized on May 29, 1996 as Northborough Realty
Holdings, LLC.  On July 11, 2001 its name was changed to
Northborough Capital Partners, LLC.  On September 21, 2001
NCP elected to transfer real property located in Concord, NH and the mortgage note payable associated with the property to the newly created NRH. NCP terminates on or before May 29, 2046.

NRH was organized on July 11, 2001 as a subsidiary of NHI to hold real property located in Concord, NH and the related mortgage note payable.

NHI, NCP, and NRH are collectively referred to as "the Company".
All significant inter-company balances and transactions have been eliminated in consolidation.

The Company is principally engaged in the acquisition and subsequent sale of distressed financial assets, primarily commercial mortgage loans, acquired from financial institutions and other entities at a discount. The Company manages these assets by collecting payments based on the original terms or renegotiated terms, or by foreclosure and liquidation of the collateral. The Company also originates mortgage loans, performs collections activity for a fee and operates a rental property acquired in a foreclosure transaction.

B.	Notes Receivable:

Notes receivable represent mortgage financing originated by the Company. Notes receivable are recorded at the aggregate lower of cost or market and are collateralized by commercial property, personal guarantees, and other business assets. At December 31, 2001 there are no outstanding notes receivable originated by the Company. At December 31, 2000 management believed that the value of such collateral is in excess of the notes receivable and therefore, no allowance was provided.

C.	Mortgage Loans and Other Receivable, Net:

Mortgage loans and other receivable represent notes and other financial assets acquired at a discount and recorded at cost. All mortgage loans and the other receivable are collateralized by commercial or residential property. Management believes that the value of such collateral is in excess of cost as of December 31, 2001 and 2000 and therefore, no allowance has been provided.

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


1.	Summary of Operations and Significant Accounting Policies:  (Continued)

F.	Income Taxes:

The Company's provision for income taxes for 2001 is based on the distributive income of NCP and NRH to NHI. All activity of NCP and NRH will be reported on the income tax return of NHI as NCP and NRH are disregarded as entities separate from NHI.

The Company's provision for income taxes for 2000 is based on NHI's share of the distributive income of NCP. NCP net income for 2000 was allocated between the period prior to and subsequent to the acquisition of NCP by NHI (see Note 1A) based on the per-share, per-day ownership of NCP. Upon the acquisition of NCP by NHI, NCP became disregarded as an entity separate from NHI for income tax purposes.

Prior to the acquisition of NCP by NHI on March 13, 2000, NCP, by unanimous consent of its members, elected to be treated as a partnership for income tax purposes and as such was not taxed. Under subchapter K of the Internal Revenue Code each member was taxed separately on their distributive share of the Company's income whether or not that income was actually distributed.

G.	Use of Estimates:

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

2.	Notes Receivable:

Notes receivable originated by the Company consisted of the following at December 31, 2000:

10.00% note receivable of $56,000 due in
monthly principal installments of $467 plus
interest from July 1, 1998 to May 1,2001.  The
note is due in full June 1, 2001.  Secured by
real estate, personal guarantee and other business
assets.	          	                                   $  41,325

2.	Notes Receivable: (Continued)

14.00% note receivable of $20,000 due in monthly principal
installments of $1,000 from November 1, 1999 through
June 1, 2001, plus interest.  Secured by real estate, other
business assets, and a personal guarantee.                    4,000

16.00% note receivable of $75,000 due in monthly
payments of interest only.  The remaining principal
and interest on the loan is due in full January 2001.
Secured by real estate, other business assets, and a
personal guarantee.                                          75,000

       Total Notes Receivable                             $ 120,325

3.	Mortgage Loans and Other Receivable, Net:

Mortgage loans and other receivable acquired at a discount consist of the following:

                                                  2001    	    2000
Original Principal Amount                     $ 1,738,315	 $  407,720
Unamortized Discount                             (973,190)	   (148,995)
Mortgage Loans and Other Receivable, Net	    $   765,125	 $  258,725

Original loans consist of the following at December 31, 2001:

					            Principal    Unamortized
					              Amount       Discount
10.00% mortgage loan, due 2002            $    71,161  $    54,557
10.50% mortgage loan, due 2012                 29,100       20,658
8.50% mortgage loan, due 1998                  56,018        6,846
7.28% mortgage loan, due 1997                 142,121       51,343
9.50% mortgage loan, due 1997                 750,000      678,750
Prime plus 2% mortgage loan, due 1995          22,731          308
11.00% mortgage loan, due 2003                243,575       43,120
10.00% mortgage loan, due 2001                135,364         (636)
9.50% mortgage loan, due 1994                 258,160      108,159
Other non-interest bearing
secured receivable, due 1995			    30,085	     10,085
     Totals                               $1,738,315  $   973,190

3.	Mortgage Loans and Other Receivable, Net: (Continued)

     Original loans consist of the following at December 31, 2000:

                                           Principal    Unamortized
                                             Amount       Discount
9.05% mortgage loan, due 1998             $  191,220  $       635
10.00% mortgage loan, due 2002               144,261      110,600
10.50% mortgage loan, due 2012                34,713       24,641
10.50% mortgage loan, due 2002                 7,441        3,034
Other non-interest bearing
secured receivable, due 1995                  30,085       10,085
     Totals                               $  407,720  $   148,995


The discounts are based on imputed interest rates ranging from 7.28% to 11.00%.

4.	Real Estate Under Operating Lease, Net:

	Real estate under operating lease consists of the following:

                                             2001        2000
Land and Land Improvements                $    60,075 $   60,075
Building and Improvements                     114,500    114,500
Subtotal                                      174,575    174,575
Less Accumulated Depreciation                  19,665     15,682
Real Estate Under Operating Lease, Net    $   154,910 $  158,893


The Company is a lessor of the above real estate (see Note 9.)

5.	Note Payable:

On July 16, 2001 the Company entered into a $2,000,000 revolving credit facility with a financial institution. Interest on the demand line-of-credit is payable monthly and is at the lender's base rate plus 2.5%. The interest rate was 7.25% at December 31, 2001. The credit facility is subject to certain covenant provisions including, but not limited to, maintenance of a debt to worth ratio and an operating cash flow to debt service ratio. It is secured by all of the assets of the Company and the personal guarantee of the stockholders.

5.	Note Payable:  (Continued)

Prior to entering into the revolving credit facility agreement described above, the Company had a combined $1,000,000 credit facility consisting of a $750,000 demand line-of-credit and $250,000 available on a term loan arrangement with a local bank. Interest on the demand line-of-credit was payable monthly at the lender's base rate, which was 9.50% at December 31, 2000. The demand line of credit and term loan were closed in 2001.

6.	Provision for Income Taxes:

The components of the provision for income taxes are as follows:

                                                   2001         2000
           Current:
           Federal                               $   74,850     $  95,141
           State                                     23,778        28,626
           Total Provision for Income Taxes      $   98,628     $ 123,767

7.	Mortgage Note Payable:

The mortgage is due to a local bank in monthly principal installments of $1,159 plus interest at 8.59%. A final installment of principal and interest is due September 30, 2004. The mortgage includes certain covenant provisions including, but not limited to, maintenance of the property, insurance coverage and the maintenance of an operating cash flow to debt service ratio. Interest expense on all debt was $42,689 and $29,804 at December 31, 2001 and 2000, respectively. The mortgage note payable matures as follows:


                           Year ending December 31,

                           2002          $   13,908
                           2003              13,908
                           2004              81,059
		                              $ 108,875


8.	Capital Stock:

The capital stock of the Company at December 31, 2001 and 2000 is as follows:

					                     2001          2000
Common Stock, $.001 Par Value
Authorized Shares		                       	   50,000,000    50,000,000
Issued and Outstanding Shares	                      1,200,000     1,200,000

Series A Convertible Preferred Stock,
$.001 Par Value
Authorized Shares	                                 50,000,000    50,000,000
Issued and Outstanding Shares                               -             -


The common stock and preferred stock are identical in all respects except for certain rights held by preferred stockholders in regard to any voluntary or involuntary liquidation, dissolution, or winding-up of the Company.

    9.	Rental Income:

The Company leases its land, building and improvements
(see Note 4) under an operating lease. The initial five-year term of the lease expires December 31, 2002. The lease is renewable, at the lessee's option, for one additional five-year term. The base monthly rent was $3,250 and $3,050 for 2001 and 2000, respectively, and it increases $200 per year during the initial lease term. Rental income for the years ended
December 31, 2001 and 2000 was $46,506 and $44,577, respectively and is presented net of depreciation, property taxes, mortgage interest (see Note 7), and repair and maintenance charges. The initial lease term includes a provision for additional rent based on the cost of land improvements incurred by the Company.

Future minimum rental receipts under this operating lease are $49,054 for the year ending December 31, 2002.

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

Based solely upon review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 2001 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

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



Name                   Age                 Position
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


All current directors hold office until the 2002 annual meeting of the Company's shareholders and until their successors are duly elected and qualified; thereafter, directors will be elected annually. The executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board. No family relationships exist among any of the directors and executive officers of the Company.

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

    As an officer/board member of Northborough Holdings, Inc., and its wholly owned subsidiaries Mr. Simmons has been integral in the location, acquisition and work-out of the companies assets. Mr. Simmons brings a wealth of knowledge relating to distressed real estate, commercial lending, foreclosure and creditor's rights along with a thorough and practical understanding of the financial aspects of such transactions. Mr. Simmons is a graduate of the University of Hartford and the George Washington University School of Law sits on the Banks and Trusts Committee of the Rhode Island Bar Association and has acted as legal counsel to some of the largest financial institutions in the nation.

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

3. Richard Nadeau, Jr. - Mr. Nadeau is the founder and a shareholder of the law firm Nadeau & Simmons, P.C. in Providence, Rhode Island.
    Mr. Nadeau's primary experience is in the areas of commercial lending and creditor's rights, including loan work outs, bankruptcy and receiverships. Mr. Nadeau's background as an officer/director of Northborough Holdings, Inc. and its wholly owned subsidiaries each of which locates, acquires and works out commercial and real estate non-performing loans, has been and will continue to be crucial to the success of the Company.

4. Kevin A. Gillis - Mr. Gillis has over twenty years of experience in residential and commercial real estate investment and development.
    He is the Chief Executive Officer and a shareholder in Condor
    Capital Corp., a holding company for real estate investments across the New England region. As a former executive with both major and independent oil companies, Mr. Gillis gained broad experience in site reconnaissance, construction, and the regulations and industry practices arising out of environmentally contaminated properties.
    As a director of Northborough Holdings, Inc. Mr. Gillis has been invaluable in quantifying the risks associated with properties that have been the subject of an environmental assessment. Additionally his knowledge in the construction and development fields is applicable in a wide variety of situations.

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

Board of Directors

Colorado provides that a corporation's board of directors may be divided into various classes with staggered terms of office. Northborough's directors are elected for a term of three years and until their successors are elected and qualified.

Number of Directors

Northborough's board of directors currently consists of four (4) directors. The number of directors on Northborough's board may only be changed by a vote of a majority of its directors, subject to the rights of the holders of any outstanding series of Northborough's preferred stock to elect additional directors.

Removal of Directors

Northborough's directors, or the entire board, may be removed for cause by the affirmative vote of the holders of at least 50% of the outstanding shares of common stock entitled to vote in the election of directors, voting as a single class and subject to the rights of the holders of any outstanding series of Northborough's preferred stock.

Filling Vacancies on the Board of Directors

Any newly created directorships in Northborough's board of directors, resulting from any increase in the number of authorized directors or any vacancies, may be filled by a majority of the remaining members of such board of directors, even though less than a quorum, or in the case of Northborough, by a sole remaining director, subject to the rights of holders of any outstanding series of preferred stock. Newly created directorships or decreases in directorships in Northborough's board of directors are to be apportioned among the classes of directors so as to make all classes as nearly equal in number as practicable, provided that no decreases in the number of directors in its board of directors may shorten the term of any director then in office.

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

Ability to Call Special Meetings

Special meetings of the Company's stockholders may be called by its board of directors, by affirmative vote of a majority of the total number of authorized directors at that time, regardless of any vacancies, or by the chief executive officer.

Advance Notice Provisions for Stockholder Nominations and Proposals

Northborough's bylaws allow stockholders to nominate candidates for election to the board of directors at any annual or any special stockholder meeting at which the board of directors has determined that directors will be elected.
In addition, the bylaws allow stockholders to propose business to be brought before any annual stockholder meeting. However, nominations and proposals may only be made by a stockholder who has given timely written notice to Northborough's Secretary before the annual or special stockholder meeting.

Under Northborough's bylaws, to be timely, notice of stockholder nominations or proposals to be made at an annual stockholder meeting must be received by Northborough's Secretary no less than 60 days nor more than 90 days before the first anniversary of the preceding year's annual stockholder meeting. If the date of the annual meeting is more than 30 days before or more than 60 days after the anniversary of the preceding year's annual stockholder meeting, notice will also be timely if delivered within 10 days of the date on which public announcement of the meeting was first made by the Company.

In addition, if the number of directors to be elected is increased and no public announcement is made by us naming all of the nominees or specifying the size of the increased board of directors at least 70 days before the first anniversary of the preceding year's annual meeting, or, if the date of the annual meeting is more than 30 days before or 60 days after the anniversary of the preceding year's annual meeting, at least 70 days before the annual meeting, a stockholder's notice will be considered timely, with respect to the nominees for any new positions created by the increase, if it is delivered to the Secretary of our company within 10 days of the date on which public announcement of the meeting was first made by Northborough.

Under Northborough's bylaws, to be timely, notice of a stockholder nomination to be made at a special stockholder meeting must be received no less than 60 days, nor more than 90 days, before a special meeting at which directors are to be elected or within 10 days of the date on which public announcement of the special meeting was first made by the Company.

A stockholder's notice to us must set forth all of the following:

-all information required to be disclosed in solicitations of proxies for election of directors, or information otherwise required by applicable law, relating to any person that the stockholder proposes to nominate for election or reelection as a director, including that person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected

-a brief description of the business the stockholder proposes to bring before the meeting, the reasons for conducting that business at that meeting and any material interest of the stockholder in the business proposed

-the stockholder's name and address as they appear on Northborough's books and the class and number of shares which are beneficially owned by the stockholder

-The chairman of the stockholder meeting will have the power to determine whether the nomination or proposal was made by the stockholder in accordance with the advance notice procedures set forth in Northborough's bylaws.

-If the chairman determines that the nomination or proposal is not in compliance with advance notice procedures, the chairman may declare that the defective proposal or nomination will be disregarded.

Director Compensation

The directors of the Company, who are all executive officers as well, are not compensated for serving.

Limitation of Liability and Indemnification

Northborough's Articles of Incorporation provide that a director of the Company shall not be personally liable to the Company or any of its shareholders for monetary damages for breach of fiduciary duty as a director, except for liability:

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


                         ITEM 11. EXECUTIVE COMPENSATION

               SUMMARY COMPENSATION TABLE FOR NORTHBOROUGH HOLDINGS


Named Executive Officers

No executive compensation has been paid to date to the Holdings Directors, Officers or Affiliates or other persons who were executive officers of Holdings. The following are proposed salaries for the Company's Directors, Officers, affiliates for the fiscal year beginning January 1, 2002 will be paid until the earlier of July 1, 2002 or vote of the Board of Directors. The Company only intends to pay the officers a fixed salary upon the raising of capital or described in ITEM 2.B until such time the officers set forth under Management above will continue to perform as they previously have as members of Realty and will only be paid upon vote of the Board of Directors.


                                                Long Term
                                                Compensation
                         Annual Compensation
                         Compensation  Awards
                         ------------  ---------     ------------    --------------
                                                     Securities
Name and Principal                     Other Annual  Underlying      All Other
Position                 Salary        Compensation  Options/(1)/    Compensation
                         ($)           ($)           (#)             ($)-
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

STOCK OPTION PLAN

The Company does not currently maintain a stock option plan

INDEBTEDNESS OF DIRECTORS AND SENIOR OFFICERS AND PROMOTERS

No director, senior officer, promoter or other member of management or their respective associates or affiliates have been indebted to the Company at any time during the period ended December 31, 2001 or since that date.

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

As of December 31, 2001 the directors and officers of the Company as a group, owned beneficially, directly or indirectly, or exercised control or direction over an aggregate of 1,200,000 Common Shares or approximately 100% of the issued and outstanding Common Shares. See "Directors and Officers".

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

DIVIDENDS

The Company has never paid dividends with respect to the Common Stock and currently does not have any plans to pay cash dividends in the future. There are no contractual restrictions on the Company's present or future ability to pay dividends. Future dividend policy is subject to the discretion of the Board of Directors and is dependent upon a number of factors, including future earnings, capital requirements and the financial condition of the Company.

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

NORTHBOROUGH HOLDINGS

By:  /s/ James R. Simmons

________________________________
JAMES R. SIMMONS
President

Date: March 15, 2002

                           POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints James R. Simmons, his true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution, for then and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

This power of attorney may be executed in counterparts.

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                     TITLE                  DATE
---------                     --------               -------------------------

/s/ Richard Nadeau, Jr.       President, Secretary   March 15, 2001

/s/ Scott B. Adams            VP, Treasurer          March 15, 2001

/s/ Kevin A. Gillis           Director               March 15, 2001


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