Form 10QSB
period 2002-09-30
NORTHBOROUGH HOLDINGS INC
filed 2003-03-05
CIK 1109484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly                        March 31, 2002
            periods ended                            June 30, 2002 and
                                                     September 30, 2002

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

Common Stock, $.001 par value - 1,200,000 shares as of September 30, 2002.


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

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         FINANCIAL STATEMENTS AND EXHIBITS


(a) The following financial statements of the Company are filed as part of this registration statement:

                          NORTHBOROUGH HOLDINGS, INC.

                                BALANCE SHEET
                               March 31, 2002

                                   ASSETS

Current Assets
    Checking/Savings                                   $     73,880.97

Total Current Assets                                   $     73,880.97

Other Assets                                           $  1,121,902.84
                                                     -----------------
          TOTAL ASSETS                                 $  1,195,783.81


                             LIABILITIES & EQUITY

Liabilities
     Current Liabilities                               $          0.00
       Other Current Liabilities
           Accrued interest payable                             637.81
          Accrued Accounts payable                            4,986.24
          Textron Line of Credit                           751,305.82
          Security Deposit                                   2,650.00
                                                   ------------------
       Total Other Current Liabilities                 $   759,579.87
                                                   ------------------
      Total Current Liabilities                        $   759,579.87
                                                   ------------------
             Total Liabilities                         $   759,579.87

  Equity
     Opening Balance Equity                            $         0.96
     Retained Earnings                                     413,057.21
     Net Income                                             23,145.77
  Total Equity                                             436,203.94

            Total Liabilities and Equity               $ 1,195,783.81

                         NORTHBOROUGH HOLDINGS, INC.
                                PROFIT & LOSS

                               March 31, 2002

Ordinary Income/Expense
     Income                                            $    41,568.28

   Total Income                                        $    41,568.28

     Expense
         Audit Expense                                 $     3,475.95
         Advertisement                                       3,355.50
         Appliance Expense                                     315.00
         Bank Service Charges                                   52.50
         Filing Fees                                            47.25
         Insurance                                           1,720.05
         Interest Expense
             Loan Interest                             $     5,000.00
                                                         ------------
                    Total Interest Expense             $     5,000.00

         Postage and Delivery                                   19.99

         Professional Fees
             Legal Fees                               $     3,120.39
                                                       -------------
         Total Professional Fees                      $     3,120.39

         Repairs
              Building Repairs                                504.35
                                                       -------------
                    Total Repairs                     $       504.35

         Supplies
              Office                                           45.00
                                                      --------------
                    Total Supplies                             45.00

         Travel & Entertainment                               125.00
         Utilities
               Gas and Electric                               344.00
                                                     ---------------
                     Total Utilities                          344.00
                                               ---------------------
     Total Expense                                    $    18,125.38
                                               ---------------------
  Net Ordinary Income                                 $    23,442.90
  Other Income/Expense
     Other Income
        Interest Income                               $      (297.13)

     Total Other Income                               $      (297.13)

  Net Other Income                                    $      (297.13)
                                               ---------------------
            NET INCOME                                $    23,145.77

                          NORTHBOROUGH HOLDINGS, INC.

                                BALANCE SHEET
                                June 30, 2002

                                   ASSETS

Current Assets
    Checking/Savings                                  $    10,221.23

Total Current Assets                                  $    10,221.23

Other Assets                                          $ 1,808,394.94
                                                   -----------------
          TOTAL ASSETS                                $ 1,818,616.17


                             LIABILITIES & EQUITY

Liabilities
     Current Liabilities                              $         0.00
       Other Current Liabilities
           Loan from NRH                                   50,000.00
           Accrued interest payable                           637.81
           Loan from Officers                              50,000.00
          Textron Line of Credit                        1,267,194.08
          Security Deposit                                  2,650.00
                                                  ------------------
       Total Other Current Liabilities                $ 1,371,081.89
                                                  ------------------
      Total Current Liabilities                       $ 1,371,081.89
                                                  ------------------
             Total Liabilities                        $ 1,371,081.89

  Equity
     Opening Balance Equity                           $        54.27
     Retained Earnings                                    413,057.21
     Net Income                                            34,422.80
  Total Equity                                            447,534.28

            Total Liabilities and Equity              $ 1,818,616.17

                         NORTHBOROUGH HOLDINGS, INC.
                               PROFIT & LOSS

                              June 30, 2002

Ordinary Income/Expense
     Income                                           $   80,292.76

   Total Income                                       $   80,292.76

     Expense
         Audit Expense                                $    3,475.95
         Returned Deposited Item                             691.71
         Advertisement                                     3,355.50
         Appliance Expense                                   315.00
         Bank Service Charges                                 92.50
         Filing Fees                                         301.75
         Insurance                                         1,720.05
         Interest Expense
             Loan Interest                            $   17,853.26
                                                       ------------
                    Total Interest Expense            $   17,853.26

         Licenses and Permits                         $    1,775.00
         Maintenance of R/E                                1,072.00
         Postage and Delivery                                 87.99

         Professional Fees
             Accounting Fees                                  13.76
             Legal Fees                               $   10,860.69
                                                  -----------------
         Total Professional Fees                      $   10,874.45

         Repairs
              Building Repairs                               504.35
                                                      -------------
                    Total Repairs                     $      504.35

         Supplies
              Office                                          45.00
              Supplies-Other                                  26.00
                                                     --------------
                    Total Supplies                            71.00
          Taxes
              Property                                $    1,386.07
                                                     --------------
                    Total Taxes                       $    1,386.07

         Travel & Entertainment                              476.79
         Utilities
               Gas and Electric                              728.00
                                                    ---------------
                     Total Utilities                         728.00
                                               --------------------
     Total Expense                                    $   45,572.83
                                              ---------------------
  Net Ordinary Income                                 $   34,719.93
  Other Income/Expense
     Other Income
        Interest Income                               $     (297.13)

     Total Other Income                               $     (297.13)

  Net Other Income                                    $     (297.13)
                                              ---------------------
            NET INCOME                                $   34,422.80

                       NORTHBOROUGH HOLDINGS, INC.

                              BALANCE SHEET
                           September 30, 2002

                                   ASSETS

Current Assets
    Checking/Savings                                  $    7,747.79

Total Current Assets                                  $    7,747.79

Other Assets                                          $1,897,362.88
                                                  -----------------
          TOTAL ASSETS                                $1,905,110.67


                             LIABILITIES & EQUITY

Liabilities
     Current Liabilities                              $        0.00
       Other Current Liabilities
           Loan from NRH                                  45,348.00
           Accrued interest payable                          637.81
           Loan from Officers                            100,000.00
          Textron Line of Credit                       1,345,300.42
          Security Deposit                                 2,650.00
                                                 ------------------
       Total Other Current Liabilities                $1,493,936.23
                                                 ------------------
      Total Current Liabilities                       $1,493,936.23
                                                 ------------------
             Total Liabilities                        $1,493,936.23

  Equity
     Distributions                                    $  (36,718.00)
     Opening Balance Equity                                   54.54
     Retained Earnings                                   413,057.21
     Net Income                                           34,780.69
  Total Equity                                           411,174.44

            Total Liabilities and Equity              $1,905,110.67

                        NORTHBOROUGH HOLDINGS, INC.
                               PROFIT & LOSS

                             September 30, 2002

Ordinary Income/Expense
     Income                                           $  165,388.17

   Total Income                                       $  165,388.17

     Expense
         Audit Expense                                $    3,475.95
         Returned Deposited Item                           6,351.77
         Advertisement                                      3355.50
         Appliance Expense                                   315.00
         Bank Service Charges                                457.95
         Filing Fees                                         381.05
         Insurance                                          8990.56
         Interest Expense
             Loan Interest                            $   40,569.60
                                                       ------------
                    Total Interest Expense            $   40,569.60

         Licenses and Permits                         $    7,100.00
         Maintenance of R/E                                1,847.00
         Postage and Delivery                                187.10

         Professional Fees
             Accounting Fees                                 176.76
             Legal Fees                               $   22,858.77
                                                  -----------------
         Total Professional Fees                      $   50,035.53

         Rent                                              1,150.00

         Repairs
              Building Repairs                               643.21
                                                      -------------
                    Total Repairs                     $      643.21

         Supplies
              Office                                          45.00
              Supplies-Other                                  26.00
                                                     --------------
                    Total Supplies                            71.00
          Taxes
              Property                                $    2,191.87
                                                     --------------
                    Total Taxes                       $    2,191.87

         Telephone                                         1,133.89
         Travel & Entertainment                            1,315.37
         Utilities
               Gas and Electric                              728.00
                                                    ---------------
                     Total Utilities                         728.00
                                               ---------------------
     Total Expense                                    $   130,300.35
                                               ---------------------
  Net Ordinary Income                                 $    35,087.82
  Other Income/Expense
     Other Income
        Interest Income                               $      (297.13)

     Total Other Income                               $      (297.13)

  Other Expenses                                               10.00

  Net Other Income                                    $      (307.13)
                                               ---------------------
            NET INCOME                                $    34,780.69


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

Notes receivable originated by the Company consisted of the following at December 31, 2000:

10.00% note receivable of $56,000 due in
monthly principal installments of $467 plus
interest from July 1, 1998 to May 1,2001.  The
note is due in full June 1, 2001.  Secured by
real estate, personal guarantee and other business
assets.	          	                                   $  41,325

2.	Notes Receivable: (Continued)

14.00% note receivable of $20,000 due in monthly principal
installments of $1,000 from November 1, 1999 through
June 1, 2001, plus interest.  Secured by real estate, other
business assets, and a personal guarantee.                    4,000

16.00% note receivable of $75,000 due in monthly
payments of interest only.  The remaining principal
and interest on the loan is due in full January 2001.
Secured by real estate, other business assets, and a
personal guarantee.                                          75,000

       Total Notes Receivable                             $ 120,325

3.	Mortgage Loans and Other Receivable, Net:

Mortgage loans and other receivable acquired at a discount consist of the following:

                                                  2001    	    2000
Original Principal Amount                     $ 1,738,315	 $  407,720
Unamortized Discount                             (973,190)	   (148,995)
Mortgage Loans and Other Receivable, Net	    $   765,125	 $  258,725

Original loans consist of the following at December 31, 2001:

					            Principal    Unamortized
					              Amount       Discount
10.00% mortgage loan, due 2002            $    71,161  $    54,557
10.50% mortgage loan, due 2012                 29,100       20,658
8.50% mortgage loan, due 1998                  56,018        6,846
7.28% mortgage loan, due 1997                 142,121       51,343
9.50% mortgage loan, due 1997                 750,000      678,750
Prime plus 2% mortgage loan, due 1995          22,731          308
11.00% mortgage loan, due 2003                243,575       43,120
10.00% mortgage loan, due 2001                135,364         (636)
9.50% mortgage loan, due 1994                 258,160      108,159
Other non-interest bearing
secured receivable, due 1995			     30,085	      10,085
     Totals                               $ 1,738,315  $   973,190

3.	Mortgage Loans and Other Receivable, Net: (Continued)

     Original loans consist of the following at December 31, 2000:

                                           Principal    Unamortized
                                             Amount       Discount
9.05% mortgage loan, due 1998             $  191,220  $       635
10.00% mortgage loan, due 2002               144,261      110,600
10.50% mortgage loan, due 2012                34,713       24,641
10.50% mortgage loan, due 2002                 7,441        3,034
Other non-interest bearing
secured receivable, due 1995                  30,085       10,085
     Totals                               $  407,720  $   148,995


The discounts are based on imputed interest rates ranging from 7.28% to 11.00%.

4.	Real Estate Under Operating Lease, Net:

	Real estate under operating lease consists of the following:

                                             2001        2000
Land and Land Improvements                $    60,075 $   60,075
Building and Improvements                     114,500    114,500
Subtotal                                      174,575    174,575
Less Accumulated Depreciation                  19,665     15,682
Real Estate Under Operating Lease, Net    $   154,910 $  158,893


The Company is a lessor of the above real estate (see Note 9.)

5.	Note Payable:

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