Form 10KSB
period 2002-12-31
NORTHBOROUGH HOLDINGS INC
filed 2003-06-13
CIK 1109484

FORM 10-KSB

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

     DECEMBER 31, 2002

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

State issuer's revenues for its most recent fiscal year:

     $ 503,516

As of December 31, 2002, 1,200,000 shares of the issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:


The following documents are following by reference into the annual report:


(a)-1. The Company's Form 10-QSB, filed March 5, 2003 for the nine months ending September 30, 2002;

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

- competitive conditions within the industry would not change materially or adversely;
-  demand for the Company's services would remain strong;
- there would be no material adverse change in the Company's operations or business; and
- changes in laws and regulations or court decisions will not adversely or significantly alter the operations of the Company.

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


                              BUSINESS DESCRIPTION

Northborough Holdings, Inc. ("Northborough" or the "Company"), through its wholly owned subsidiaries Northborough Capital Partners, LLC, a Rhode
Island limited liability company ("Capital"), Northborough Realty Holdings, LLC, a Rhode Island limited liability company ("Realty") and Northborough Recovery Services, LLC, a Rhode Island limited liability company ("Recovery") is seeking to expand its operations and take advantage of what it sees as a burgeoning opportunity in the non-performing loan and distressed asset market. After six (6) years of operation by Capital, the Company's management has established and shown the expertise necessary to remain consistently profitable and obtain above market rates of return on equity invested in non-performing commercial and residential loans. Since its inception in 1996, Capital has essentially been run on a part time basis by its officers. However, the Company sees significant opportunities with the slowing economy causing loan defaults to rise.

The looming credit problems facing the banks and other financial institutions is resulting in increased inventory of non-performing loan obligations. With the extensive experience of its officers, established both through the operations of the Company and their individual work experiences, the Company seeks to become a leader in the acquisition of non-performing and sub-performing loan obligations. By increasing its available capital and solidifying the Company's infrastructure through investments in technology and personnel as demand justifies, the Company believes it is poised to take advantage of the coming market. Given the dramatic increase in inventory and the financial institutions' willingness to quickly rid themselves of these non performing obligations and improve their balance sheets, the Company sees the coming twenty-four (24) month period as perhaps the best time for its business since the early to mid 1990's.

History

Background and Company Strategy

-	Northborough is a holding company formed to engage directly in financial services and to own all of the membership interests of Capital and Realty (collectively sometimes referred to as the "Subsidiaries").

- Capital focuses primarily on the acquisition, management and/or liquidation of non-performing loan portfolios ("Asset Portfolios"), individual non-performing and under-performing loans ("Assets") and distressed real estate, securities and other properties for its own account, and to manage for third party investors.

- Realty and Recovery are realty holding companies that perform the role of acquiring and owing real estate, which was the collateral securing the non-performing loans held by Capital, and to acquire directly by purchase real property.

Capital began operations on May 29, 1996, Recovery was formed on December 18, 1998 and Realty was formed on July 11, 2001. The officers are currently the same individuals for all three companies and they have extensive experience in the areas of banking, real estate, law and acquisition and management of commercial loans, loan portfolios and real estate. Further details with regard to their experience is set forth in the section below-entitled "Management".

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

The Company will focus its efforts on the following fronts:

Asset Management

The Company's primary business (through its Capital subsidiary)is the acquisitions on management of Assets and Asset Portfolios consisting of distressed loans secured by real estate and other collateral. The market for distressed loans had been somewhat reduced in the late 1990's due to strengthening financial institutions and real estate markets. However, there has continued to be significant opportunities to acquire such Asset Portfolios and single Assets. With the slowing economy, stock market, and unstable international political climate, the increase in non-performing loan inventories has recently emerged and the Company believes a significant increase in opportunity is ahead. By staying active in these areas and maintaining access to significant cash reserves, the Company will be poised to take advantage of buying opportunities during this next economic downturn.

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

Commercial Lending

The Company (through Capital) shall also engage in a limited amount of direct lending to small businesses and commercial real estate borrowers. The Company can perform a range of commercial mortgage banking services, such as origination, underwriting, placement, selling and servicing. This is an area of great growth potential given the large number of commercial real estate loans outstanding throughout the Northeast and the nation, many of which are refinanced each year. Initially, the Company intends to focus on bridge loans to borrowers who have an immediate need for capital to acquire or improve real estate or to make investments in their business interests in preparation for sale or refinancing. Given the immediacy of the need for such funds, the Company can command significant fees and points in addition to the above market interest rates as permitted by law. Such loans can be held by Capital or placed with third party investors. The Company will seek loans where the borrower has substantial collateral (almost always real estate or other fixed assets) with significant equity available in case of default. Normally, the Company looks for loan-to-value ratios of 70% or less before making such loans. Personal guaranties will also generally be required. The Company and its subsidiaries are not currently licensed as mortgage lenders or brokers in any jurisdiction and must currently rely on statutory and regulatory exceptions which permit it to lend money without becoming a licensed financial institution. To the extent that the Company will emphasize this line of business it may be required that the Company obtain appropriate regulatory approval to make such loans or acquire an entity already appropriately licensed and engaged in this business.

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

The Markets, Operations, and Business Development Strategy

Loan Portfolio Acquisition and Resolution

The Company and its principals believe that the deep drop in the real estate market, as well as the overall economy in the late 1980's and early 1990's, has caused a significant and lasting change in the real estate, banking and commercial lending industries. When real estate values were imperiled in the late 1980's as a result of the Tax Reform Act of 1986 and other factors, banks and other lending institutions were left with a large amount of defaulted loan obligations secured by real estate mortgages. These defaults, poor management and other economic factors caused many banking institutions to fail. Those that did not fail still had to raise or maintain sufficient capital to reserve against bad loans. One of the ways such loan reserve requirements were dealt with was to sell off defaulted loan portfolios. This was a relatively new process for most lending institutions and at first was often done in an inefficient manner. However, over the past ten (10) years, these institutions have developed procedures and policies in an attempt to make such sales a normal part of their business practices. There has also emerged a market for companies to manage and resolve Asset Portfolios for third parties. The substantial volume of under-performing and non-performing loans and foreclosed assets, combined with the under-staffing of management by banks and insurance companies, has convinced many such institutions to hire third parties to manage and resolve these Assets. The Resolution Trust Company (the "RTC") and the Federal Deposit Insurance Company (the "FDIC") were also forced to contract out the resolution of certain Asset Portfolios. Also, in the late 1980's and early 1990's many banks and savings and loans did fail and were taken over by the FDIC and/or the RTC. These government agencies set about liquidating the loan portfolios of these institutions in formal auctions and individual asset sales. Such auctions continue today on a regular basis.

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

By establishing and maintaining a greater presence in this market, the Company believes it can continue to make significant returns (while maintaining sufficient liquidity) in order to take advantage of market anomalies in as more dramatically discounted loan portfolios are now becoming available.
Even were such market adjustment not to develop or exist for an extended period, the Company's personnel are experienced and adept at locating and purchasing assets at prices which allow for competitive current returns and appreciation through value-added activities.

Most Assets and Asset Portfolios the Company plans to purchase will be in payment default when acquired. Once purchased, we assume control of the management of the Asset or Asset Portfolio, which includes servicing and resolution. Normally, we will not renew or refinance the obligations, but will look to recovery through either:

     (i) a payoff from the borrower (often accomplished by refinancing through a third party lender); or
     (ii)    foreclosure and sale of the collateral.

However, in some instances where the Asset has been acquired at a substantial discount and the borrower agrees to continue to pay in accordance with the loan terms, the Company will choose to hold the Asset due to its high current rate of return and related collateral value.

The Company believes that currently its greatest opportunity for return is to purchase, for its own accord, Assets and Asset Portfolios. However, in some instances the Company will perform due diligence and investigatory services for third party investors. The Company can assist the third party in preparation of its bid for the Assets and in the acquisition. The Company can either serve as a partner in the acquisition and own a portion of the Asset or it can act as an outside contractor to manage and resolve the Asset for a fee.

Many of the Assets and Asset Portfolios that are purchased by the Company will be primarily tied to the real estate securing the loan. However, there will also be some collateralized business loans, which will be resolved based either on the cash flow of the business, real estate owned by the business and/or other collateral securing the loan. The Company will obtain information and learn of Asset Portfolios and individual Assets available for sale from many different sources. The management of the Company has established relationships with various financial institutions from which they have purchased assets before and there will be repeat business and referrals from those sellers. The reputations and relationships that management has established with various Asset sellers will be further solidified by the Company gaining a reputation as an active portfolio purchaser with sufficient resources and a steady commitment to the market. There are also additional sources of business from joint venture partners or investors who will seek the Company's assistance in Asset Portfolio purchases and management, as well as other related business opportunities developed and initiated by management of the Company.

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

Strategic Teaming Relationships

The Company is attempting to enter into strategic partnering relationships with several major banking and financial industry participants to significantly broaden its reach within its target market. Several of these key relationships will be disclosed under special circumstances and the execution of confidentiality agreements.

Competition

The competition the Company will meet in the Asset acquisition areas is somewhat fragmented. There are national, local and regional competitors in the Asset acquisition and Asset management markets. Many of these competitors are larger and have far greater financial resources than the Company does. The Company also anticipates, based on its management's prior experience, that there will continue to be substantial and, perhaps, increasing competition and a market for Asset Portfolios and individual Assets which may limit the near term profit margins in the Asset acquisition business. However, the Company believes it can remain a competitive bidder and that management's extensive experience, commitment and relative conservative approach will enable the Company to uncover opportunities that more recently arrived competitors in the market will miss. Nonetheless, the Company believes it may, in the near term, have to raise its bids for assets higher than it would have in the depths of the recession in the early 1990's. The Company will also have to have access to significant capital in order to be a competitive bidder for Asset Portfolios.

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


                        ITEM 2.  DESCRIPTION OF PROPERTY

     A. The Company's registered and records office is at 17 West Cheyenne Mt. Blvd., Colorado Springs, Colorado 80906. Realty's principal office is at 1250 Turks Head Building, Providence, RI 02903.

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

     The Company does not own any real estate used in its operations except for investment purposes. Capital, Recovery and Holdings lease space at 56 Pine Street, Providence, Rhode Island. The leases currently require no cash payment, but if capital is raised as assumed in the Company's projections set forth ITEM 2.B. hereof, then the Company will require additional office space and will begin to pay rent as estimated in said Projections.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                December 31, 2002
                    =====================================
                          YEAR ENDING DECEMBER 31, 2002
                    =====================================

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

Results of Operations

Assets

Cash increased from $ 12,341 at December 31, 2001 to $ 270,721 at December 31, 2002 due to payments made pursuant to Notes Receivable (see the corresponding increase in Notes Receivable and Mortgage Loans and Other Receivables). Mortgage Loans and Other Receivables increased from $765,125 at December 31, 2001 to $2,188,929 due to acquisition of Notes Receivable and Mortgage Loans. An income tax receivable of $75,744 resulted from an overpayment of federal income taxes in 2002.

Liabilities and Equity

Notes Payable increased from $ 339,900 at December 31, 2001 to $1,582,055 at December 31, 2002 as a result of borrowing on a Line of Credit. Related Party Debt increased from $0 at December 31, 2001 to $3,494,396 at December 31, 2002 due to three (3) loans from the Company's shareholders to various subsidiaries of the Company as outlined in Note 8.

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

                         DECEMBER 31, 2002 AND 2001



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

                        INDEPENDENT AUDITORS' REPORT


To the Stockholders
Northborough Holdings, Inc. and Subsidiaries
Providence, Rhode Island

We have audited the accompanying consolidated balance sheets of Northborough Holdings, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northborough Holdings, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                      _________________________________
                                      ROONEY, PLOTKIN & WILLEY, LLP

January 24, 2003

               NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                      December 31,

                                                             2002                  2001

                                                             -----------            ---------

                                    ASSETS

Cash                                                      $  270,721           $   12,341
Accounts Receivable                                           49,551                    -
Notes Receivable (Note 2)                                    370,015                    -
Mortgage Loans and Other Receivable, Net (Note 3)          2,188,929              765,125
Real Estate Under Operating Lease, Net (Notes 4 and 10)    3,277,990              154,910
Income Tax Receivable                                         75,744               24,105
Interest Receivable                                           21,057                  300
                                                         -----------            ---------

Total Assets                                             $ 6,254,007              956,781
                                                         ===========           ==========

                              LIABILITIES AND EQITY

Liabilities:

  Accounts Payable                                        $  555,555       $            -
  Note Payable (Note 5)                                   $1,582,055              339,990
  Accrued Expenses                                            48,191               20,325
  Mortgage Note Payable(Note 7)                              471,565              108,875
  Related Party Debt (Note 8)                              3,494,396                    -
  Prepaid Rent                                                18,425                    -
  Security Deposit                                            29,725                2,650
                                                         -----------          -----------

  Total Liabilities                                        5,699,912              471,840

                                                         -----------          -----------
Equity: (Note 1A)
  Common Stock (Note 9)                                        1,200                1,200
  Additional Paid-In Capital                                 132,729              132,729
  Retained Earnings                                          420,166              351,012
                                                         -----------          -----------
  Total Equity                                               554,095              484,941
                                                         -----------          -----------
Total Liabilities and Equity                             $ 6,254,007              956,781
                                                         ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.


                    NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                       Consolidated Statements of Operations


                                                              Years Ended December 31,

                                                              2002               2001
                                                            -----------        ------------

Operating Revenues:
  Interest Income                                           $  183,193           229,537
  Fee and Other Income                                          86,005            24,577
  Gain on Disposition of Mortgage Loans                        111,002           151,283
  Fuel Income, Net (Note 11)                                     6,766                 -
  Rental Income, Net (Note 10)                                 116,550            20,298
                                                            ----------         -----------
  Total Operating Revenues                                     503,516           425,695

General and Administrative Expenses                            281,545           135,902
                                                            ----------         -----------

Income from Operations                                         221,971           289,793
                                                            ----------         -----------
Other Income (Expense):
  Interest Income on Cash                                            -               692
  Interest on Note Payable, (Note 5)                          (125,236)          (31,915)
                                                            ----------         -----------
  Total Other Income (Expense)                                (125,236)          (31,223)
                                                            ----------         -----------

Income before Provision for Income Taxes                        96,735           258,570

Provision for Income Taxes (Note 6)                             27,581            98,628
                                                            ----------         -----------

Net Income                                                  $  69,154          $ 159,942
                                                            ==========         ===========


The accompanying notes are an integral part of these consolidated financial statements.


                  NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                 Consolidated Statements of Changes in Equity


                                                 Additional
                                  Common         Paid-In        Retained
                                  Stock          Capital        Earnings      Total
                                  -----------    -------------  ------------  ----------

Balance, December 31, 2000          $   1,200        $ 132,729     $ 191,070  $  324,999
  Net Income                                -                -       159,942     159,942
                                  -----------     ------------  ------------  -----------
Balance, December 31, 2001          $   1,200        $ 132,729       351,012  $  484,941
  Net Income                                -                -        69,154      69,154
                                  -----------     ------------  ------------  -----------
Balance, December 31, 2002          $   1,200        $ 132,729       420,166     554,095
                                  ============    ============  ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARY

                   Consolidated Statements of Cash Flows

                                             Years Ended December 31,

                                             2002             2001
                                             ------------     ------------
Operating Activities:

  Net Income                                 $   69,154       $  159,942
                                             ------------     ------------
  Adjustments to Reconcile Net
    Income to Net Cash Used in
    Operating Activities:
      Depreciation                               24,202            3,983
      Gain on Disposition of Mortgage Loans    (111,002)        (151,283)
  Change in Operating Assets and Liabilities:
    Accounts Receivable                         (49,551)               -
    Income Taxes Receivable                           -          (24,105)
    Accrued Expenses                             27,866            5,825
    Accounts Payable                             55,555                -
    Security Deposits Payable                    11,125                -
    Prepaid Rent                                 18,425                -
    Income Taxes Receivable                     (51,639)        (123,767)
    Interest Receivable                         (20,757)               -
                                             ------------     ------------
      Total Adjustments                         (95,776)        (289,347)
                                             ------------     ------------
Net Cash Used In
  Operating Activities                          (26,622)        (129,405)
                                             ------------     ------------

Investing Activities:

  Purchase of Mortgage Loans and Other
   Receivable                                (2,970,545)        (355,117)
  Notes Receivable Originated                  (740,015)         (25,000)
  Repayments on Notes Receivable                370,000                -
  Repayments on Mortgage Loans Receivable       794,725          145,325
  Purchase of Property Under Operating Lease   (234,264)               -
                                             ------------    ------------
Net Cash Used In Investing
  Activities                                 (2,780,099)        (234,792)
                                             ------------    ------------

Financing Activities:
  Net Change in Note Payable                  1,242,065          339,990
  Proceeds from Issuance of Long-Term Debt       49,856                -
  Proceeds from Related Party Debt            1,811,001                -
  Principal Payments on Mortgage Note Payable   (29,145)         (13,908)
  Principal Payments on Related Party Debt       (8,676)               -
                                             ------------    ------------

Net Cash Provided by
  Financing Activities                        3,065,101          326,082
                                              ------------   ------------

Increase (Decrease) in Cash                     258,380          (38,115)

Cash, Beginning of Year                          12,341           50,456
                                              ------------   ------------

Cash, End of Year                             $ 270,721           12,341
                                              ============    ============
Supplemental Disclosures of Cash Flow
 Information:

 Cash Paid During the Year for:
   Interest                                   $  130,207      $   42,689
   Income Taxes                               $  103,325      $  246,599
                                             ============     ============


Supplemental Disclosures of Non-Cash Investing and Financial Activities:

During 2002, the following non-cash activities occurred:

The Company acquired a mortgage loan for $241,000 and subsequently foreclosed on the property at which time $110,004 was paid for delinquent property taxes. The property is included in real estate under operating lease.

The Company acquired a mortgage loan for $550,768 and subsequently foreclosed on the property. The property is included in real estate under operating lease.

The Company acquired real estate under operating lease by paying $96,009 and assuming a mortgage of $150,000.

The Company foreclosed on a mortgage loan acquired in a prior year in the amount of $71,250. The property is included in real estate under operating lease.

The Company acquired real estate under operating lease for $1,900,000 from a related party. The acquisition was financed by related party debt of $1,692,071, assuming mortgages of $1914,979 and security deposits of $15,950.

The accompanying notes are an integral part of these consolidated financial statements.

                   NORTHBOROUGH HOLDINGS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                            December 31, 2002 and 2001

1.     Summary of Operations and Significant Accounting Policies:

A.     Organization and Principles of Consolidation:

The consolidated financial statements include Northborough Holdings, Inc. (NHI), a Colorado corporation, and its wholly owned subsidiaries, Northborough Capital Partners, LLC (NCP), Northborough Realty Holdings, LLC (NRH), and Northborough Recovery Services, LLC (NRS) Rhode Island limited liability companies.

NCP was organized on May 29, 1996 as Northborough Realty Holdings, LLC.
On July 11, 2001 its name was changed to Northborough Capital Partners, LLC.
On September 21, 2001, NCP elected to transfer real property located in Concord, NH and the mortgage note payable associated with the property to the newly created NRH. NCP terminates on or before May 29, 2046.

NRH and NRS were organized on July 11, 2001 and January 1, 2002, respectively as subsidiaries of NHI to hold real property throughout New England.

NHI, NCP, NRH and NRS are collectively referred to as "the Company". All significant inter-company balances and transactions have been eliminated in consolidation.

The Company is principally engaged in the acquisition and subsequent sale of distressed financial assets, primarily commercial mortgage loans, acquired from financial institutions and other entities at a discount. The Company manages these assets by collecting payments based on the original terms or renegotiated terms, or by foreclosure and liquidation of the collateral. The Company also originates mortgage loans, performs collections activity for a fee, operates rental properties acquired in foreclosure, and purchases and sells fuel to service stations located on some of the rental properties held by the Company.



B.     Notes Receivable:

Notes receivable represent mortgage financing originated by the Company. Notes receivable are recorded at the aggregate lower of cost or market and are collateralized by commercial property, personal guarantees, and other business assets. At December 31, 2002 management believed that the value of such collateral is in excess of the notes receivable and therefore, no allowance was provided.

1.     Summary of Operations and Significant Accounting Policies:  (Continued)

C.     Mortgage Loans and Other Receivable, Net:

Mortgage loans and other receivable represent notes and other financial assets acquired at a discount and recorded at cost. All mortgage loans and the other receivable are collateralized by commercial or residential property. Management believes that the value of such collateral is in excess of cost as of December 31, 2002 and 2001 and therefore, no allowance has been provided.

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

F.     Income Taxes:

The Company's provision for income taxes is based on the distributive income of NCP, NRH and NRS to NHI. All activity of NCP, NRH and NRS will be reported on the income tax return of NHI as NCP, NRH and NRS are disregarded as entities for tax purposes.

1.     Summary of Operations and Significant Accounting Policies:  (Continued)

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

2.     Notes Receivable:

Notes receivable originated by the Company consisted of the following at December 31, 2002:

     16.00% note receivable of $140,015 due in monthly payments of interest only.  The remaining principal and interest on the loan is due in full June 2003.  Secured by real estate, personal
     guarantee and other business assets.                             $140,015

     16.00% note receivable of $140,000 due in monthly payments of interest only.  The remaining principal and interest on the loan is due in full in April 2003.  Secured by real estate,
     other business assets, and a personal guarantee.                  140,000

     16.00% note receivable of $90,000 due in monthly payments
     of interest only.  The remaining principal and interest on the
     loan is due in full February 2003.  Secured by real estate.        90,000

                                                                     ---------

          Total Notes Receivable                                      $370,015
                                                                     =========

3.     Mortgage Loans and Other Receivable, Net:

Mortgage loans and other receivable acquired at a discount consist of the following:

                                                  2002            2001
                                                 ------          ------

Original Principal Amount                      $2,577,024     $1,738,315
Unamortized Discount                             (388,095)      (973,190)
                                               ----------     ----------
Mortgage Loans and Other Receivable, Net       $2,188,929     $  765,125
                                               ==========     ==========

Original loans consist of the following at December 31, 2002:

                                                Principal     Unamortized
                                                  Amount        Discount
                                                ---------     -----------

     10.00% mortgage loan, due 2004             $     67,409  $   51,680
     18.00% mortgage loan, due 2002                  366,477      36,477
      7.25% mortgage loan, due 2009                  936,333      95,246
      7.28% mortgage loan, due 1997                  135,310      48,885
     Prime plus 2% mortgage loan, due 1995            22,731         308
     11.00% mortgage loan, due 2003                  239,174      42,340
      9.50% mortgage loan, due 1994                  258,160     108,159
      9.10% mortgage loan, due 2002                  465,015       5,000
     10.00% mortgage loan, due 2004                   56,415           -
     Other non-interest bearing
      secured receivable                              30,000           -
                                                 ----------- -----------
           Totals                               $  2,577,024 $   388,095
                                                 =========== ===========






Original loans consist of the following at December 31, 2001:

                                                Principal     Unamortized
                                                  Amount        Discount
                                                ---------     -----------

     10.00% mortgage loan, due 2002             $    71,161   $    54,557
     10.50% mortgage loan, due 2012                  29,100        20,658
      8.50% mortgage loan, due 1998                  56,018         6,846
      7.28% mortgage loan, due 1997                 142,121        51,343
      9.50% mortgage loan, due 1997                 750,000       678,750
     Prime plus 2% mortgage loan, due 1995           22,731           308
     11.00% mortgage loan, due 2003                 243,575        43,120
     10.00% mortgage loan, due 2001                 135,364          (636)
      9.50% mortgage loan, due 1994                 258,160       108,159
     Other non-interest bearing
      secured receivable, due 1995                   30,085        10,085
                                                -----------  ------------
                                                $ 1,738,315  $    973,190
                                                =========== =============

4.   Real Estate Under Operating Leases, Net:

     Real estate under operating leases consist of the following:

                                                          2002       2001
                                                      ----------   ---------
          Land and Land Improvements                  $1,307,483   $  60,075
          Building and Improvements                    2,006,124     114,500
          Signs                                            8,250           -
          Subtotal                                     3,321,857     174,575
          Less Accumulated Depreciation                   43,867      19,665
                                                      ----------   ---------

          Real Estate Under Operating Lease, Net      $3,277,990   $ 154,910
                                                      ==========   =========

The Company is a lessor of the above real estate (see Note 10).


5.     Note Payable:

On July 16, 2001 the Company entered into a $2,000,000 revolving credit facility with a financial institution. Interest on the demand line-of-credit is payable monthly and is at the lender's base rate plus 2.5%. The interest rate was 6.75% and 7.25% at December 31, 2002 and 2001, respectively. The credit facility is subject to certain covenant provisions including, but not limited to, maintenance of a debt to worth ratio and an operating cash flow to debt service ratio. It is secured by all of the assets of the Company and the personal guarantee of the stockholders.

6.     Provision for Income Taxes:

The components of the provision for income taxes are as follows:

                                                             2002        2001
                                                           -------     -------
          Current:
               Federal                                      $18,080    $74,850
               State                                          9,501     23,778
                                                           --------    -------
                    Total Provision for Income Taxes        $27,581    $98,628
                                                           ========    =======

7.	Mortgage Notes Payable:

Long-term debt at December 31, 2002 and 2001 consists of the following:


                                                                     2002           2001
                                                                  ---------       --------

     Note payable, bank, payable in monthly installments of
     $1,159 plus interest at 8.59%, through September 2004.
     This note is secured by property.                            $   94,968      $  108,875


     Note payable in monthly installments of $1,740, including
     interest at 10.0%, through September 2005.  This note is
     secured by property.                                             49,064               -

     Note payable in monthly installments of  $225, including
     interest at 9.0%, through June 2012.  This note is secured
     by property.                                                     17,181               -

     Note payable in monthly installments of $1,750, including
     interest at 10.0%, through January 2006.  This note is
     secured by property.                                             55,638               -

     Note payable, bank, payable in monthly installments of
     $469, including interest at 5.75%, through April 2020.
     This note is secured by property.                                61,572               -

     Note payable, interest only at 8.0% until 2007 at which
     time it is due in full.                                          49,856               -

     Note payable, individual, in monthly installments of
     $1,820, including interest at 8.0%, through April 2012.
     This note is secured by property.                               143,286               -
                                                                   ---------       ---------
                                                                   $ 471,565	     $ 108,875
                                                                   =========       =========

       Maturities of debt are as follows:

          Year ending December 31,
                   2003                         $   53,022
                   2004                            136,222
                   2005                             50,066
                   2006                             19,684
                   2007	                            69,080
                Thereafter               	         143,491
                                                ----------
                                                $  471,565
                                                ==========
8.     Related Party Debt:

Related party debt consists of loans made to the LLC to purchase investment property described in Note 4.

Related party debt at December 31, 2002 is as follows:

                                                                      2002
                                                                  ------------
     Loan from two members payable in monthly installments of
     $14,152, including interest at 8.0%, through September
     2007, at which time the entire remaining unpaid balance
     plus accrued interest shall be due and paid.                 $  1,683,396

     Loan from three members payable in monthly installments of
     $5,333, including interest of 9.25%, through December
     2007, at which time the entire remaining unpaid balance plus
     accrued interest shall be due and paid.                           960,000

     Loan from a member payable in monthly payments of interest only at 9.25%, though December 2003, at which time
     the entire unpaid balance is due.                                 851,000
                                                                     ---------
                                                                  $  3,494,396
                                                                   ===========

       Maturities of debt are as follows:

                     Year ending December 31,

                     2003      $     67,542
                     2004           924,570
                     2005            80,135
                     2006            87,291
                     2007         2,334,858
                               ------------
                     Therefore $  3,494,396
                               ============
Interest paid on all debt was $147,676 and $42,689 at December 31, 2002 and 2001, respectively, including $45,006 of interest paid to related parties in 2002.

9.     Capital Stock:

The capital stock of the Company at December 31, 2002 and 2001 is as follows:

                                                            2002               2001
                                                         ----------         ---------
Common Stock, $.001 Par Value
 Authorized Shares                                       50,000,000        50,000,000
 Issued and Outstanding Shares                            1,200,000         1,200,000

Series A Convertible Preferred Stock, $.001 Par Value
 Authorized Shares                                       50,000,000        50,000,000
 Issued and Outstanding Shares                                    -                 -

The common stock and preferred stock are identical in all respects except for certain rights held by preferred stockholders in regard to any voluntary or involuntary liquidation, dissolution, or winding-up of the Company.


10.     Rental Income:

The Company leases its land, building and improvements (see Note 4) under operating leases ranging from month-to-month to five years. Future minimum rental receipts under the leases are as follows:

          Year ending December 31,

            2003       $  352,805
            2004 	        255,477
            2005          231,801
            2006 	        214,216
            2007          120,227
                       ----------
 		           $1,174,526
                       ==========

Rental income for the years ended December 31, 2002 and 2001 was $123,938 and $46,506, respectively and is presented net of depreciation, property taxes, utilities, mortgage interest (See Note 7), and repair and maintenance charges of $81,657 and $26,209, respectively.


11.     Fuel Income:

     The Company purchases and sells motor fuel to service stations located on some properties it leases (See Note 10). Fuel income for the year ended December 31, 2002 was net of fuel purchases of $178,887.

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

The following table and biographical data sets forth certain information regarding both the directors and the executive officers of the Company.


Name                   Age                 Position
----------------------------------------------------

James R. Simmons        38                 President, CEO, Director

Richard Nadeau, Jr.     42                 Vice President, Director,
                                           Secretary

Scott B. Adams          38                 Vice President, Director,
                                           Treasurer

Kevin A. Gillis         43                 Director


All current directors hold office until the 2003 annual meeting of the Company's shareholders and until their successors are duly elected and qualified; thereafter, directors will be elected annually. The executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board. No family relationships exist among any of the directors and executive officers of the Company.

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

4. Kevin A. Gillis - Mr. Gillis has over twenty years of experience in residential and commercial real estate investment and development.
    He is the Chief Executive Officer and a shareholder in Condor Capital Corp., a holding company for real estate investments across the New England region. As a former executive with both major and independent oil companies, Mr. Gillis gained broad experience in site reconnaissance, construction, and the regulations and industry practices arising out of environmentally contaminated properties. As a director of Northborough Holdings, Inc., Mr. Gillis has been invaluable in quantifying the risks associated with properties that have been the subject of an environmental assessment. Additionally his knowledge in the construction and development fields is applicable in a wide variety of situations.

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

A stockholder's notice to us must set forth all of the following:

-all information required to be disclosed in solicitations of proxies for election of directors, or information otherwise required by applicable law, relating to any person that the stockholder proposes to nominate for election or reelection as a director, including that person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected;

-a brief description of the business the stockholder proposes to bring before the meeting, the reasons for conducting that business at that meeting and any material interest of the stockholder in the business proposed;

-the stockholder's name and address as they appear on Northborough's books and the class and number of shares which are beneficially owned by the stockholder;

-The chairman of the stockholder meeting will have the power to determine whether the nomination or proposal was made by the stockholder in accordance with the advance notice procedures set forth in Northborough's bylaws; and

-If the chairman determines that the nomination or proposal is not in compliance with advance notice procedures, the chairman may declare that the defective proposal or nomination will be disregarded.

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

Limitation of Liability and Indemnification

Northborough's Articles of Incorporation provide that a director of the Company shall not be personally liable to the Company or any of its shareholders for monetary damages for breach of fiduciary duty as a director, except for liability:

(i) for any breach of the director's duty of loyalty to the Company or its shareholders;

(ii) for acts or omissions not in good faith or which involve gross negligence, intentional misconduct or a knowing violation of law;

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


                         ITEM 11. EXECUTIVE COMPENSATION

               SUMMARY COMPENSATION TABLE FOR NORTHBOROUGH HOLDINGS

Named Executive Officers

No executive compensation has been paid to date to the Holdings Directors, Officers or Affiliates or other persons who were executive officers of Holdings. The following are proposed salaries for the Company's Directors, Officers, affiliates for the fiscal year beginning January 1, 2003 will be paid until the earlier of July 1, 2003 or vote of the Board of Directors. The Company only intends to pay the officers a fixed salary upon the raising of capital or described in ITEM 2.B until such time the officers set forth under Management above will continue to perform as they previously have as members of Realty and will only be paid upon vote of the Board of Directors.

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


Scott B. Adams, VP       40,000       None           None            None

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

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2002, information with respect to the beneficial ownership of the Company's outstanding Common Stock by:

     (i) each director and executive officer of the Company;

    (ii) all directors and executive officers of the Company as a group; and

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

As of December 31, 2002 the directors and officers of the Company as a group, owned beneficially, directly or indirectly, or exercised control or direction over an aggregate of 1,200,000 Common Shares or approximately 100% of the issued and outstanding Common Shares. See "Directors and Officers".

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


                        ITEM 14.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of such evaluation. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


                                     PART IV

                    ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

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

                            Investment Representation Letter

      7                     Not applicable

      9                     Not applicable

      11                    Not applicable

      14                    Not applicable


      16                    Not applicable

      21                    Not applicable


x     23.1                  Consent of Counsel
                            (contained in Exhibit 5.1)

##    24.1                  Consent of CPA.

      27                    Financial Data Schedule

      28                    Not applicable

##    99.1                  Safe Harbor Compliance Statement

x     99.2                  Certification Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002 (CEO)

x     99.3                  Certification Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002 (CFO)

__________________________

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

Date: June 5, 2003

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


SIGNATURE                     TITLE                  DATE
---------                     --------               -------------------------

/s/ Richard Nadeau, Jr.       President, Secretary   March 15, 2003

/s/ Scott B. Adams            VP, Treasurer          March 15, 2003

/s/ Kevin A. Gillis           Director               March 15, 2003



                                 CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, being the Chief Executive Officer and the Chief Financial Officer of Northborough Holdings, Inc. (the "Issuer"), respectively, hereby certify that:

1. The 10-KSB Report of the Issuer for the fiscal year ended December 31, 2002 ("10-K Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that

2. The 10-K Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.


Date: June 5, 2003

NORTHBOROUGH HOLDINGS, INC.

By: /s/ James R. Simmons

JAMES R. SIMMONS,
Chief Executive Officer

By: /s/ Scott B. Adams

SCOTT B. ADAMS,
Chief Financial Officer